Form 10-Q
period 1996-06-01
DONNKENNY INC
filed 1996-07-10
CIK 29693

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549

                                   FORM 10-Q

           [X]     QUARTERLY PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 1, 1996
                                                 ------------

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from            to
                                                ----------    -------

                         Commission file number 0-21940
                                                --------

                                Donnkenny, Inc.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


                     Delaware                           51-0228891
           -------------------------------            ---------------
          (State or Other Jurisdiction of            (I.R.S. Employer
            incorporation or organization)            Identification No.)

              1411 Broadway, New York, NY                   10018
              ----------------------------------------------------
             (Address of principal executive offices)    (Zip Code)

       Registrant's telephone number, including area code (212) 730-7770
                                                           -------------

                                NOT APPLICABLE
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)


     Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


Common Stock $0.01 par value                     13,996,640
- ----------------------------           -----------------------------
         (Class)                        (Outstanding at June 1, 1996)

                        DONNKENNY, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (FORM 10-Q)

PART I -- FINANCIAL INFORMATION                                    Page

Consolidated financial statements:

  Balance sheet as of June 1, 1996 and December 2, 1995                  I-1

  Statements of income for the three months ended
  June 1, 1996 and June 3, 1995                                         II-1

  Statements of cash flows for the six months ended
  June 1, 1996 and June 3, 1995                                        III-1

  Notes to consolidated financial statements                            IV-1

  Management's Discussion and Analysis of Financial Condition and
  Results of Operations                                                V-1-2

PART II -- OTHER INFORMATION                                            VI-1

  Signatures                                                            VI-2

  Exhibit Index                                                        VII-1
       Exhibit 10.33
       Exhibit 10.34
       Exhibit 27

                        DONNKENNY, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets
                                 (In Thousands)
                       June 1, 1996 and December 2, 1995

                                                                June 1,         December 2,
                                                                 1996              1995
                                                                -------         -----------
                ASSETS
CURRENT:
 Cash                                                           $  1,298        $  2,688
 Accounts receivable - net of allowances of
 $2,902 and $3,166 in 1996 and 1995, respectively                 49,400          58,783
 Recoverable income taxes                                            200           5,596
 Inventories (Note 2)                                             46,863          43,072
 Prepaid expenses and other current assets                         1,934           1,464
                                                                --------        --------
                TOTAL CURRENT ASSETS                              99,695         111,603

Property, plant and equipment, net                                12,216          12,670
Intangible assets                                                 36,660          37,374
                                                                --------        --------
                                                                $148,571        $161,647
                                                                ========        ========
                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT:
 Current portion of long-term debt                              $  6,095        $  7,092
 Accounts payable                                                 12,466          13,178
 Accrued expenses and other current liabilities                    5,939          13,439
                                                                --------        --------
                TOTAL CURRENT LIABILITIES                         24,500          33,709

Long-term debt, net of current portion                            45,463          55,519

Deferred income taxes                                              4,461           4,059

STOCKHOLDERS' EQUITY:
 Preferred stock $.01 par value. Authorized 500
 shares; issued none
 Common stock, $.01 par value. Authorized 20,000 shares;
 issued and outstanding 13,997 and 13,968
 shares in 1996 and 1995, respectively                                70              70
 Additional paid-in capital                                       46,066          45,813
 Retained earnings                                                28,011          22,477
                                                                --------        --------
  Total stockholder's equity                                      74,147          68,360

                                                                $148,571        $161,647
                                                                ========        ========

See accompanying notes to consolidated financial statements.

                        DONNKENNY, INC. AND SUBSIDIARIES

                       Consolidated Statements of Income
                (In Thousands, Except Share and Per Share Data)

                 For the three months and the six months ended
                         June 1, 1996 and June 3, 1995


                                                Three Months    Three Months    Six Months      Six Months
                                                    Ended           Ended          Ended           Ended
                                                   6/1/96          6/3/95         6/1/96          6/3/95
                                                -----------     ------------    -----------     -----------
Net sales                                         $54,996         $40,145         $107,190        $79,257
Cost of sales                                      39,523          28,473           76,840         56,199
                                               -----------     -----------      -----------    -----------
  Gross profit                                     15,473          11,672           30,350         23,058

Selling, general and administrative expenses        9,126           7,244           18,068         14,191
Amortization of goodwill
 and other related acquisition costs                  368             175              728            375
                                               -----------     -----------      -----------    -----------
  Operating income                                  5,979           4,253           11,554          8,492
  Interest expense                                  1,108             568            2,221          1,239
                                               -----------     -----------      -----------    -----------
  Income before income taxes                        4,871           3,685            9,333          7,253
Income taxes                                        1,992           1,510            3,799          2,972
                                               -----------     -----------      -----------    -----------
  Net income                                      $ 2,879         $ 2,175          $ 5,534        $ 4,281
                                               ===========     ===========      ===========    ===========
Income per common share                              $.20           $0.16            $0.39          $0.31
                                               ===========     ===========      ===========    ===========
Weighted average number of common and common
 equivalent shares outstanding                 14,249,097      13,734,224       14,198,272     13,695,562
                                               ===========     ===========      ===========    ===========

See accompanying notes to consolidated financial statements.

                        DONNKENNY, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                                 (In Thousands)
                            For the six months ended
                         June 1, 1996 and June 3, 1995

                                                                June 1,         June 3,
                                                                 1996            1995
                                                                -------         -------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                     $5,534           $4,281

 Adjustments to reconcile net income
  to net cash provided by operating activities:
  Increase in deferred income taxes                                402              250
  Depreciation and amortization of fixed assets                    848              547
  Amortization of intangibles                                      728              369
  Accretion of debt discount                                         -                6
  Provision for losses on accounts receivable                     (264)             306
  Changes in assets and liabilities:
    Decrease in accounts receivable                              9,647            9,623
    Decrease in recoverable income taxes                         5,396            1,310
    Increase in inventories                                     (3,791)         (10,693)
    Increase in prepaid expenses and
     other current assets                                         (470)              (2)
    Increase in other assets                                         -             (107)
    Decrease in accounts payable                                  (712)          (7,413)
    (Decrease) increase in accrued expenses and other
     current liabilities                                        (7,514)             899
                                                               --------         --------
       Net cash provided by (used in) operating activities       9,804             (624)
                                                               --------         --------
CASH FLOWS FROM INVESTING ACTIVITY:
 Purchase of fixed assets                                         (394)            (412)
                                                               --------         --------
       Net cash used in investing activity                        (394)            (412)
CASH FLOWS FROM FINANCING ACTIVITIES:                          --------         --------
  Repayment of long-term debt                                   (3,553)             (42)
  Net (decrease) increase in revolving loan balance             (7,500)             625
  Exercise of stock options                                        253                -
                                                               --------         --------
       Net cash (used in) provided by financing activities     (10,800)             583
                                                               --------         --------
       NET DECREASE IN CASH                                     (1,390)            (453)
                                                               --------         --------
CASH, at beginning of year                                       2,688            1,606
                                                               --------         --------
CASH, at end of six months                                      $1,298           $1,153
                                                               ========         ========

See accompanying notes to consolidated financial statements.

                                        III-1

                        DONNKENNY, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                      (In Thousands Except Per Share Data)

 (Information as of June 1, 1996 and for the six months ended June 1, 1996 and
                                 June 3, 1995)

NOTE 1 -- BASIS OF FINANCIAL STATEMENTS

        The financial data are subject to year-end audit and do not purport to be a complete presentation in as much as all disclosures required under generally accepted accounting principles are not included. Reference is made to the Annual Report on Form 10K for the fiscal year ended December 2, 1995.

        The results of operations for the quarters are not necessarily indicative of those for the full year.

        In the opinion of management, the accompanying unaudited financial statements are presented on a basis consistent with the audited statements and all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the financial position and the results of operations for the periods indicated have been reflected.

NOTE 2 -- INVENTORIES

        Inventories consist of the following:


                                                June 1,         December 2,
                                                 1996               1995
                                                -------         -----------
Raw materials                                   $11,131           $11,071
Work-in-process                                   5,600             4,783
Finished goods                                   30,132            27,218
                                                -------           --------
                                                $46,863           $43,072
                                                =======           ========


NOTE 3 -- ACQUISITIONS

        In June 1995, the Company completed its acquisition of Beldoch Industries Corporation ("Beldoch"). In July 1995, the Company completed the purchase of certain assets of the Sportswear Division of Oak Hill Sportswear Corporation ("Oak Hill").

                        DONNKENNY, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

          COMPARISON OF SIX MONTHS ENDED JUNE 1, 1996 AND JUNE 3, 1995
          ------------------------------------------------------------

        Net sales increased by $27.9 million, or 35.2% from $79.3 million in the first half of fiscal 1995 to $107.2 million in the first half of fiscal 1996. Net sales increased in the Company's sportswear category led by sales from Oak Hill Sportswear and Beldoch Industries acquired during the third quarter of fiscal 1995. Sales of licensed products increased in the Mickey & Co. division, while sales declines were experienced in the sales of intimate apparel and Lewis Frimel products.

        Gross profit for the first half of fiscal 1996 was $30.4 million or 28.3% of net sales compared to $23.1 million or 29.1% of net sales during the first half of fiscal 1995. The percentage decline was primarily attributable to the lower gross margin percentages attributable to the sales of Beldoch and Oak Hill products.

        Selling, general and administrative expenses increased from $14.2 million in the first half of fiscal 1995 to $18.1 million in the first half of fiscal 1996. As a percentage of sales, these expenses declined from 17.9% in the first half of fiscal 1995 to 16.9% in the first half of fiscal 1996. The decline in SG&A expenses as a percentage of sales was due primarily to the fact that design and sales expenses increased at a lower rate than the percentage of increase of sales.

        The amortization of goodwill and other related acquisition costs was $.7 million during the first half of fiscal 1996 compared to $.4 million during the first half of fiscal 1995 as additional goodwill and intangible assets are being amortized due to the Beldoch and Oak Hill acquisitions.

        Interest expense increased from $1.2 million during the first half of fiscal 1995 to $2.2 million during the first half of fiscal 1996. The increase was the net result of higher average borrowings under the Company's credit facility required to finance the third quarter of fiscal 1995 acquisitions of Beldoch Industries and Oak Hill Sportswear and to finance additional working capital needs.

        The Company provided for taxes at an effective rate of 40.7% for the first half of fiscal 1996 and 41.0% for the first half of fiscal 1995.

           COMPARISON OF QUARTERS ENDED JUNE 1, 1996 AND JUNE 3, 1995
          -----------------------------------------------------------

        Net sales increased by $14.9 million, or 37.2% from $40.1 million in the second quarter of fiscal 1995 to $55.0 million in the second quarter of fiscal 1996. Net sales increased in the Company's sportswear category led by sales from Oak Hill Sportswear and Beldoch Industries acquired during the third quarter of fiscal 1995. Sales of licensed products increased in the Mickey and Co. division, while sales declines were experienced in sales of intimate apparel and Lewis Frimel products.

        Gross profit for the second quarter of fiscal 1996 was $15.5 million, 28.2% of net sales compared to $11.7 million or 29.2% of net sales during the second quarter of fiscal 1995. The decline was primarily attributable to the lower gross margin percentages attributable to the sales of Beldoch and Oak Hill products.
                                        V-1

        Selling, general and administrative expenses increased from $7.2 million in the second quarter of fiscal 1995 to $9.1 million in the second quarter of fiscal 1996. As a percentage of sales, these expenses declined from 18.0% in the second quarter of fiscal 1995 to 16.5% in the second quarter of fiscal 1996. The decline in SG&A expenses as a percentage of sales was due primarily to the fact that design and sales expenses increased at a lower rate than the percentage of increase of sales.

        The amortization of goodwill and other related acquisition costs was $.4 million during the second quarter of fiscal 1996 compared to $.2 million during the second quarter of fiscal 1995 as additional goodwill and intangible assets are being amortized due to the Beldoch and Oak Hill acquisitions.

        Interest expense increased from $.6 million during the second quarter of fiscal 1995 to $1.1 million during the second quarter of fiscal 1996. The increase was the net result of higher average borrowings under the Company's credit facility required to finance the third quarter of fiscal 1995 acquisitions of Beldoch Industries and Oak Hill Sportswear and to finance additional working capital needs.

        The Company provided for taxes at an effective rate of 40.9% for the second quarter of fiscal 1996 and 41.0% for the second quarter of fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

        The Company's liquidity requirements arise from the funding of working capital needs, primarily inventory and accounts receivable, and the interest and principal payments related to certain indebtedness. The Company's borrowing requirements for working capital fluctuates throughout the year.

        Capital expenditures were $.4 million for the first half fiscal 1996 compared to $.4 million in the first half fiscal 1995. The Company may spend up to $3.0 million annually on capital expenditures in accordance with the Chemical Bank Revolving Credit Agreement described below. The Company has no material capital expenditure commitments.

        Donnkenny Apparel, Inc. and Beldoch Industries Corporation (both wholly-owned subsidiaries of the Company) as borrowers, the Company and the Company's other two subsidiaries as guarantors and Chemical Bank, Bank of New York and Chase Manhattan Bank as lenders are parties to a credit facility entered into in June 1995 in an initial maximum aggregate principal amount of $85 million which was increased to $100 million in May 1996 to provide the Company with the ability to open additional letters of credit (such credit facility as amended to date, the "Chemical Bank Credit Facility"). The Chemical Bank Credit Facility is comprised of a $75 million revolving credit facility and a $25 million term loan facility. The Chemical Bank Credit Facility requires compliance with certain financial performance tests on a quarterly basis that the Company expects to be able to meet. As of June 24, 1996, $17.3 million was available under the revolving credit facility provided under the Chemical Bank Credit Facility.

        During the first half of fiscal 1996, the Company's operating activities generated cash principally as the result of increases in net income and decreases in accounts receivable and recoverable income taxes, offset by increases in inventory and decreases in accrued expenses, while decreases in accounts payable led to a use in cash from operating activities during the first half of fiscal 1995. The Company believes that amounts available under the revolving credit facility provided under the Chemical Bank Credit Facility will be sufficient to offset any negative operating cash flows and capital expenditures and will provide the Company with sufficient cash for its needs for the foreseeable future.

                       PART II.  OTHER INFORMATION

Items 1 - 3.  Not applicable

Item 4.       Submission of matters to vote of security holders.

The Company's annual meeting of stockholders was held on April 19, 1996. The following directors were elected:


Name                    For                 Withholding Authority
- ----                    ---                 ---------------------
Harvey Appelle        11,322,253                     0
James Crystal         11,322,253                     0
Sidney Eagle          11,320,853                 1,400,000
Harvey Horowitz       11,320,853                 1,400,000
Richard Rubin         11,320,851                 1,402,000

The appointment of KPMG Peat Marwick as independent auditors for the fiscal year ended November 30, 1996 was ratified with 11,387,751 shares voting in favor, 4,350 shares against and 7,529 shares abstaining.

The adoption of the Donnkenny, Inc. Restricted Stock Plan was approved with 5,066,854 shares voting in favor, 2,861,984 shares against, 57,583 abstaining and 5,987,419 broker non-votes.

Item 5.   Not applicable

Item 6.   Exhibits and reports on form 8-K.

(a)       The following documents are filed as part of this report:
          ---------------------------------------------------------

        1. First Amendment Agreement dated as of April 12, 1996 to the Credit Agreement dated as of June 5, 1995 among Donnkenny Apparel, Inc., Beldoch Industries Corporation, the Guarantors Named therein, the Lenders Named therein and Chemical Bank as agent.

        2. Second Amendment Agreement dated as of May 13, 1996 to the Credit Agreement dated as of June 5, 1995 among Donnkenny Apparel, Inc., Beldoch Industries Corporation, the Guarantors Named therein, the Lenders Named therein and Chemical Bank as agent.

(b)      Reports on Form 8-K.
         --------------------

        No reports on Form 8-K were filed by Company during the quarter ended June 1, 1996.

                                SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Donnkenny, Inc.
                                        ---------------------------
                                        Registrant

Date:  July 10, 1996                    /s/ Richard Rubin
       -------------                    ---------------------------
                                        Richard Rubin
                                        Chairman of the Board,
                                        President and Chief
                                        Executive Officer

Date:  July 10, 1996                    /s/ Edward T. Creevy
       -------------                    ---------------------------
                                        Edward T. Creevy
                                        Vice President -- Finance
                                        and Chief Financial Officer,
                                        (Principal Financial Officer)

                             EXHIBIT INDEX


Exhibit                   Description of                   Sequentially
No.                          Exhibit                       Numbered Page
- -------                  ----------------                  --------------
10.33              First Amendment Agreement dated as of
                   April 12, 1996 to the Credit Agreement
                   dated as of June 5, 1995 among Donnkenny
                   Apparel, Inc., Beldoch Industries Corporation the Guarantors Named therein, the Lenders
                   Named therein and Chemical Bank as Agent.

10.34              Second Amendment Agreement dated as of
                   May 13, 1996 to the Credit Agreement
                   dated as of June 5, 1995 among Donnkenny
                   Apparel, Inc., Beldoch Industries Corporation the Guarantors Named therein, the Lenders Named therein and Chemical Bank as Agent.

27                 Article 5 Financial Data Schedule



                                VII-1

FIRST AMENDMENT AGREEMENT

        FIRST AMENDMENT AGREEMENT, dated as of April 12, 1996 to the Credit Agreement, dated as of June 5, 1995 (as the same may be further amended, supplemented or modified from time to time in accordance with its terms, the "Credit Agreement"), among Donnkenny Apparel, Inc., a Delaware corporation and Beldoch Industries Corporation, a Delaware corporation (collectively, the "Borrowers"), the Guarantors named therein and signatures thereto, the lenders named in Schedules 2.01(a) and (b) of the Credit Agreement (collectively, the "Lenders"), and Chemical Bank as agent for the Lenders (in such capacity, the "Agent"). Capitalized terms used herein but not otherwise defined herein shall have the meanings attributed thereto in the Credit Agreement.

        WHEREAS, the Borrowers have requested, and the Lenders and Agent have agreed to, certain amendments in the Credit Agreement.

        NOW THEREFORE, for valuable consideration, the receipt and sufficiency of which is hereby acknowledged, and subject to the fulfillment of the conditions set forth below, the parties hereto agree as follows:

        SECTION 1.  AMENDMENTS TO THE CREDIT AGREEMENT

        1.1 Sections 7.08 and 7.12 of the Credit Agreement are each hereby amended by removing the period at the end thereof and adding the following:

"; provided, however, that in calculating such Ratio there shall be excluded the restructuring charge (not exceeding $8,678,000) taken in the fiscal quarter ended December 2, 1995."

        1.2 Section 7.09 of the Credit Agreement is hereby amended in its entirety to read as follows:

                "SECTION 7.09.  Leverage Ratio.  Permit the Leverage Ratio of
             the Parent andd its subsidiaries on a Consolidated basis at the end of any fiscal quarter to be greater than: 3.00:1.00 during the 1996 Fiscal Year; 2.75:1.00 during the 1997 Fiscal Year; and 2.50:1.00 during the 1998 Fiscal Year and thereafter."

        SECTION 2.  CONDITIONS PRECEDENT

        Upon the execution and delivery of counterparts of this Amendment Agreement (the "Agreement") by the parties listed below and the fulfillment of the following conditions, this Agreement shall be deemed to have become effective as of the date hereof:

        2.1 All representations and warranties contained in this Agreement, the Credit Agreement or otherwise made in writing to the Agent or any Lender in connection herewith shall be true and correct in all material respects.

        2.2 No unwaived event shall have occurred and be continuing which constitutes a Default or an Event of Default.

        SECTION 3.  MISCELLANEOUS

        3.1 Each of the Borrowers reaffirms and restates the representations and warranties set forth in the Credit Agreement, as applicable, and all such representations and warranties shall be true and correct on the date hereof with the same force and effect as if made on such date.

        3.2 Except as herein expressly amended, the Credit Agreement and the other documents executed and delivered in connection therewith are each ratified and confirmed in all respects and shall remain in full force and effect in accordance with their respective terms.

        3.3 Except as specifically set forth herein, nothing herein contained shall constitute a waiver or be deemed to be a waiver, of any existing Defaults or Events of Default, and the Lenders and Agent reserve all rights and remedies granted to them by the Credit Agreement, the other documents executed and delivered in connection therewith, by law and otherwise.

        3.4 This Agreement may be executed by the parties hereto individually or in combination, in one or more counterparts, each of which shall be an original and all of which shall constitute one and the same agreement. A facsimile signature page shall constitute an original for the purposes hereof.

        3.5 THIS AGREEMENT SHALL BE GOVERNED BY, AND CONSTRUED AND INTERPRETED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF NEW YORK, WITHOUT GIVING EFFECT TO THE CONFLICTS OF LAWS PRINCIPLES THEREOF.

        IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed and delivered by their proper and duly authorized officers as of the day and year first above written.

                                        DONKENNY APPAREL, INC.


                                        By: /s/ Edward T. Creevy
                                            ---------------------
                                            Name:
                                            Title: VP


                                        BELDOCH INDUSTRIES CORPORATION


                                        By: /s/ Edward T. Creevy
                                            ---------------------
                                            Name:
                                            Title: VP


                                        CHEMICAL BANK, as Agent
                                          and Lender


                                        By: /s/ Jay T. Linde
                                            ---------------------
                                            Name:
                                            Title: VP


                                        THE BANK OF NEW YORK


                                        By: /s/ Ronald R. Reedy
                                            ---------------------
                                            Name:
                                            Title: VP

                                        THE CHASE MANHATTAN BANK, N.A.


                                        By: /s/ Elisabeth Burgess
                                            ---------------------
                                            Name:
                                            Title: VP

                             SECOND AMENDMENT AGREEMENT
                             --------------------------

        SECOND AMENDMENT AGREEMENT, dated as of May 13, 1996, to the Credit Agreement, dated as of June 5, 1995 (as the same may be further amended, supplemented or modified from time to time in accordance with its terms, the "Credit Agreement"), among Donnkenny Apparel, Inc., A Delaware corporation and Beldoch Industries Corporation, a Delaware corporation (collectively, the "Borrowers"), the Guarantors named therein and signatures thereto, the lenders named in Schedules 2.01(a) and (b) of the Credit Agrement (collectively, the "Lenders"), and Chemical Bank as agent for the Lenders (in such capacity, the "Agent"). Capitalized terms used herein but not otherwise defined herein shall have the meanings attributed thereto in the Credit Agreement.

        WHEREAS, the Borrowers have requested, and the Lenders and Agent have agreed to, certain amendments in the Credit Agreement.

        NOW THEREFORE, for valuable consideration, the receipt and sufficiency of which is hereby acknowledged, and subject to the fulfillment of the conditions set forth below, the parties hereto agree as follows:

        SECTION 1. AMENDMENTS TO THE CREDIT AGREEMENT

        1.1 The Preamble to the Credit Agreement is amended by deleting the first sentence thereof and substituting the following:

                "The Borrowers have applied to the Lenders for Loans and Letters of Credit (such terms and all other capitalized terms used in this paragraph having the respective meanings ascribed to such terms above or hereinafter) up to an aggregate principal amount of $100,000,000 in the form of (a) a Term Loan to the Borrowers in an aggregate principal amount not in excess of $25,000,000 outstanding and (b) Revolving Credit Loans and Letters of Credit to or for the benefit of the Borrowers at any time and from time to time prior to the Revolving Credit Termination Date in an aggregate principal amount not in excess of $75,000,000 at any time outstanding."

        1.2 The defined terms "Availability" and "Required Lenders" contained in Section 1.01 of the Credit Agreement and amended in full to read as follows:

                " 'Availability' shall mean at any time (i) the lesser at such time of (x) the Total Revolving Credit Commitment less the Letter of Credit Usage, (y) the Borrowing Base and (z) $60,000,000, minus (ii) the unpaid principal balance of, and past due interest and fees on the Revolving Credit Loans.

                'Required Lenders' shall mean any two of the Lenders (Chemical Bank and The Chase Manhattan Bank, N.A. being deemed as one Lender so long as they are controlled by one parent) having 51% of the Total Commitment."

        1.3 Subparagraph (b) of Section 2.01 of the Credit Agreement is amended in full to read as follows:

                "(b) Subject to the terms and conditions and relying upon the representations and warranties herein set forth, each Lender, severally and not jointly, agrees to make Revolving Credit Loans to, and through the Agent open Letters of Credit for the benefit of, the Borrowers, at any time and from time to time from the date hereof to the Revolving Credit Termination Date, in an aggregate principal amount at any time outstanding not to exceed the amount of such Lender's Revolving Credit Commitment set forth opposite its name in Schedule 2.01(b) annexed hereto, as such Revolving Credit Commitment may be reduced from time to time in accordance with the provisions of this Agreement. Notwithstanding the foregoing, the aggregate principal amount of Revolving Credit Loans outstanding at any time to the Borrowers shall not exceed the lesser of (A) the Total Revolving Credit Commitment (as such amount may be reduced pursuant to Section 2.07 hereof) minus the Letter of Credit Usage at such time, (B) an amount equal to the sum of
        (i) up to eighty-five percent (85%) of the Net Amount of Receivables, plus (ii) solely during the two fiscal months ending on the Saturdays closest to the last calendar day of each June and July $7,000,000 (this clause (B) referred to herein as the "Borrowing Base") and
        (C) $60,000,000 (as such amount may be reduced pursuant to Section 2.07 hereof). The Borrowing Base will be computed monthly and a compliance certificate from a Responsible Officer of the Borrowers presenting its computation will be delivered to the Agent in accordance with Section 6.05 hereof."

        1.4 The second sentence of Section 2.04 of the Credit Agreement is amended in full to read as follows:

                "All Revolving Credit Loans made by a Lender to the Borrowers shall be evidenced by a single Revolving Credit Note, duly executed on behalf of the Borrowers, dated the Closing Date, in substantially the form of Exhibit B annexed hereto, delivered and payable to such Lender in a principal amount equal to such Lender's sublimit for Revolving Credit Loans as set forth on Schedule 2.01(b) annexed hereto."

        1.5 Section 2.07(a) of the Credit Agreement is amended by adding thereto the following sentence at the end thereof:

                "Any reduction in the Total Revolving Credit Commitment to below $60,000,000 shall cause a concurrent reduction in the aggregate sublimit for Revolving Credit Loans ratably among the Lenders in accordance with the amount of their Revolving Credit Commitments."

        SECTION 2. CONDITIONS PRECEDENT

        Upon the execution and delivery of conunterparts of this Amendment Agreement (the "Agreement") by the parties listed below and the fulfillment of the following conditions, this Agreement shall be deemed to have become effective as of the date hereof:

        2.1 All representations and warranties contained in this Agreement, the Credit Agreement or otherwise made in writing to the Agent or any Lender in connection herewith shall be true and correct in all material respects.

        2.2 No unwaived event shall have occurred and be continuing which constitutes a Default or an Event of Default.

        2.3 The Agent shall have received for ratable distribution to each of the Lenders an amendment fee of $35,000.

        SECTION 3. MISCELLANEOUS

        3.1 Each of the Borrowers reaffirms and restates the representations and warranties set forth in the Credit Agreement, as applicable, and all such representations and warranties shall be true and correct on the date hereof with the same force and effect as if made on such date.

        3.2 Except as herein expressly amended, the Credit Agreement and the other documents executed and delivered in connection therewith are each ratified and confirmed in all respects and shall remain in full force and effect in accordance with their respective terms.

        3.3 Except as specifically set forth herein, nothing herein contained shall constitute a waiver or be deemed to be a waiver, of any existing Defaults or Events of Default, and the Lenders and Agent reserve all rights and remedies granted to them by the Credit Agreement, the other documents executed and delivered in connection therewith, by law and otherwise.

        3.4 This Agreement may be executed by the parties hereto individually or in combination, in one or more counterparts, each of which shall be an original and all of which shall constitute one and the same agreement. A facsimile signature page shall constitute an original for the purposes hereof.

     3.5 THIS AGREEMENT SHALL BE GOVERNED BY, AND CONSTRUED AND INTERPRETED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF NEW YORK, WITHOUT GIVING EFFECT TO THE CONFLICTS OF LAWS PRINCIPLES THEREOF.

     IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed and delivered by their proper and duly authorized officers as of the day and year first above written.



                         DONNKENNY APPAREL, INC.



                         By: /s/ Edward T. Creevy
                             ---------------------
                             Name:
                             Title:



                         BELDDOCH INDUSTRIES CORPORATION



                         By: /s/ Edward T. Creevy
                             ---------------------
                             Name:
                             Title: VP



                         CHEMICAL BANK, as Agent
                         and Lender



                         By: /s/ Jay T. Linde
                             ---------------------
                             Name:
                             Title: VP



                         THE BANK OF NEW YORK



                         By: /s/ Russell Burr
                             ---------------------
                             Name:
                             Title: SVP

                         THE CHASE MANHATTAN BANK, N.A.



                         By: /s/ Joseph F. Abruzzo
                             ---------------------
                             Name:
                             Title: VP

                                                             SCHEDULE 2.01(b)



                          Revolving Credit Commitments
                          ----------------------------


                                                              Approximate
                                     Revolving               Percentage of
                                       Credit               Total Revolving
       Lender                        Commitment            Credit Commitment
       ------                       ------------           -----------------

Chemical Bank                       $30,882,300                 41.1764%
111 West 40th Street
10th Floor
New York, New York  10018
Attn:  Jay T. Linde

The Bank of New York                $22,058,850                 29.4118%
530 Fifth Avenue
3rd Floor
New York, NY  10036
Attn:  Ronald Pagota

The Chase Manhattan Bank, N.A.      $22,058,850                 29.4118%
111 West 40th Street
10th Floor
New York, NY  10018
Attn:  Joseph F. Abruzzo


                     Sublimit for Revolving Credit Loans
                     -----------------------------------


                                                             Approximate
Lender                                Sublimit               Percentage
- ------                                --------               ----------

Chemical Bank                      $24,705,840.00             41.1764%

The Bank of                        $17,647,080.00             29.4118%
New York

The Chase Manhattan                $17,647,080.00             29.4118%