Form 10-Q
period 1996-09-30
DONNKENNY INC
filed 1996-11-25
CIK 29693

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended September 30, 1996

                                      OR

         [X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

     For the transition period from December 3, 1995 to December 31, 1995


                        Commission file number 0-21940


                                Donnkenny, Inc.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               Delaware                              51-0228891
--------------------------------------------------------------------------------
  (State or other jurisdiction of              (I.R.S. Employer
   incorporation or organization)             Identification No.)

    1411 Broadway, New York, NY                       10018
--------------------------------------------------------------------------------
(Address of principal executive offices)            (Zip Code)


       Registrant's telephone number, including area code (212) 730-7770

                                NOT APPLICABLE
--------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the
registrant was required to file such reports), Yes X   No     and (2) has been
subject to such filing requirements for the past 90 days. Yes X   No    .

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

      Common Stock $0.01 par value                      14,044,940
     ------------------------------               ---------------------
                (Class)                     (Outstanding at November 15, 1996)

                       DONNKENNY, INC. AND SUBSIDIARIES

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (FORM 10-Q)


PART I - FINANCIAL INFORMATION                                                                           Page
                                                                                                         ----
Consolidated financial statements:

    Balance sheets as of September 30, 1996 and December 2, 1995 ..................................          I-1

    Statements of income for the three months ended and nine months ended September 30, 1996
    and September 2, 1995 ..........................................................................         II-1

    Statements of cash flows for the nine months ended September 30, 1996
    and September 2, 1995 ..........................................................................        III-1

    Notes to Consolidated Financial Statements ..................................................... IV-1 to IV-5

    Management's Discussion and Analysis of Financial Condition and
    Results of Operations ..........................................................................   V-1 to V-3

PART II - OTHER INFORMATION


    Legal Proceedings ..............................................................................         VI-1

    Defaults Upon Senior Securities ................................................................         VI-1

    Exhibits and reports on Form 8-K ...............................................................         VI-2

    Signatures .....................................................................................        VII-1


                                        DONNKENNY, INC. AND SUBSIDIARIES


                                           Consolidated Balance Sheets
                                     (in Thousands, Except Per Share Data)
                                    September 30, 1996 and December 2, 1995

                                                                                                    December 2,
                                                                                                        1995
                                                                        September 30,               (RESTATED -
                              ASSETS                                        1996                     SEE NOTE 1)
                             --------                             -----------------------     -----------------------

CURRENT:
   Cash                                                                             $734                      $2,688
   Accounts receivable - net of allowances of $4,183 and
   $3,138 in 1996 and 1995, respectively                                          56,708                      51,610
   Recoverable income taxes                                                        4,595                       6,512
   Inventories (Note 2)                                                           66,309                      48,012
   Prepaid expenses and other current assets                                       3,234                       1,484
                                                                  -----------------------     -----------------------

                        TOTAL CURRENT ASSETS                                     131,580                     110,286

   Property, plant and equipment, net                                             13,937                      12,670
   Intangible assets                                                              45,307                      37,374
                                                                  -----------------------     -----------------------

                                                                                $190,824                    $160,330
                                                                  =======================     =======================

                LIABILITIES AND STOCKHOLDERS' EQUITY
               --------------------------------------
   CURRENT:
   Current portion of long-term debt                                             $75,702                    $  7,092
   Accounts payable                                                               27,014                      13,178
   Accrued expenses and other current liabilities                                  8,811                      13,439
                                                                  -----------------------     -----------------------

                      TOTAL CURRENT LIABILITIES                                  111,527                      33,709

   Long-term debt, net of current portion                                          1,936                      55,519

   Deferred income taxes                                                           4,471                       4,059

   STOCKHOLDERS' EQUITY:
   Preferred stock $.01 par value.  Authorized 500 shares;
   issued none
   Common stock $.01 par value.  Authorized 20,000
   shares; issued (includes 170 shares issuable)
   and outstanding 14,215 and 13,968 shares in
   1996 and 1995, respectively                                                       140                         140
   Additional paid-in capital                                                     49,342                      45,743
   Retained earnings                                                              23,408                      21,160
                                                                  -----------------------     -----------------------
        Total stockholders' equity (Note 3)                                       72,890                      67,043

                                                                                $190,824                    $160,330
                                                                  =======================     =======================


See accompanying notes to consolidated financial statements.

                       DONNKENNY, INC. AND SUBSIDIARIES


                       Consolidated Statements of Income
                (In Thousands, Except Share and Per Share Data)

               for the three months ended and nine months ended
                              September 30, 1996



                                                                                             Three Months       Nine Months
                                                                                                 Ended              Ended
                                                       Three Months        Nine Months        September 2,      September 2,
                                                           Ended              Ended               1995              1995
                                                         September        September 30,       (RESTATED -        (RESTATED -
                                                         30, 1996              1996           SEE NOTE 1)        SEE NOTE 1)
                                                   -----------------  ------------------  ----------------  -----------------
Net sales                                                   $86,562            $189,774           $66,679           $111,570

Cost of sales                                                65,070             140,261            47,612             77,058
                                                   -----------------  ------------------  ----------------  -----------------
   Gross profit                                              21,492              49,513            19,067             34,512



   Selling, general and administrative expenses              11,923              37,244            10,673             24,864

   Amortization of goodwill and other related
    acquisition costs                                           402               1,137               298                674
                                                   -----------------  ------------------  ----------------  -----------------
   Operating income                                           9,167              11,132             8,096              8,974

   Interest expense                                           1,402               3,544             1,102              2,341
                                                   -----------------  ------------------  ----------------  -----------------
   Income before income taxes                                 7,765               7,588             6,994              6,633

   Income taxes                                               3,182               3,110             2,785              2,657
                                                   -----------------  ------------------  ----------------  -----------------
   Net income                                                $4,583              $4,478            $4,209             $3,976
                                                   =================  ==================  ================  =================
   Income per common share                                    $0.33               $0.32             $0.30              $0.29
                                                   =================  ==================  ================  =================
   Weighted average number of common and
    common equivalent shares outstanding                 14,100,000          14,000,000        13,900,000         13,800,000
                                                   =================  ==================  ================  =================


See accompanying notes to consolidated financial statements.

                       DONNKENNY, INC. AND SUBSIDIARIES


                     Consolidated Statements of Cash flows
                                (In Thousands)
                           For the nine months ended
                    September 30, 1996 and September 2, 1995

                                                                                                        September 2,
                                                                                                           1995
                                                                                 September 30,         (RESTATED -
                                                                                     1996               SEE NOTE 1)
                                                                             --------------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                                                                 $4,478             $3,978

Adjustments to reconcile net income to net cash provided by operating activities:
   Increase in deferred income taxes                                                          402                645
   Depreciation and amortization of fixed assets                                            1,448              1,049
   Amortization of intangibles                                                              1,128                667
   Accretion of intangibles                                                                                        6
   Provision for losses on accounts receivable                                              1,045                330
   Changes in assets and liabilities:
        Increase in accounts receivable                                                   (24,109)            (7,925)
        Decrease (increase) in recoverable income taxes                                     3,487             (2,442)
        Increase in inventories                                                           (10,668)           (11,332)
        Decrease (increase) in prepaid expenses and other current
         assets                                                                              (231)               232
        (Decrease) increase in accounts payable                                            11,791             (3,182)
        Decrease in accrued expenses and other current liabilities                         (5,106)            (2,334)
        Increase in income taxes payable                                                                       1,282
                                                                             --------------------  -----------------
            Net cash provided by (used in) operating activities                           (16,335)           (19,026)

CASH FLOWS FROM INVESTING ACTIVITY:
   Purchase of fixed assets                                                                  (767)              (496)
   Investment in acquisitions, net of cash acquired                                        (6,071)           (30,726)
                                                                             --------------------  -----------------
        Net cash used in investing activity                                                (6,838)           (31,222)
                                                                             --------------------  -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of long-term debt                                                             (5,735)           (18,540)
   Net (decrease) increase in revolving loan balance                                       17,000             66,000
   Note payable related to acquisition, net                                                 6,579
   Exercise of stock options                                                                  598              2,033
                                                                             --------------------  -----------------

        Net cash (used in) provided by financing activities                                18,442             49,493
                                                                             --------------------  -----------------

        NET DECREASE IN CASH                                                               (4,731)              (755)
                                                                             --------------------  -----------------

CASH, at beginning of year                                                                  5,465              1,606
                                                                             --------------------  -----------------

CASH, at end of nine months                                                                  $734               $851
                                                                             ====================  =================


See accompanying notes to consolidated financial statements.

                                    III-1

                       DONNKENNY, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
               (In Thousands, Except Share and Per Share Data)

(Information as of September 30, 1996 and for the nine months ended September 2, 1995 and September 30, 1996)

NOTE 1 - BASIS OF FINANCIAL STATEMENTS

   The financial data are subject to year-end audit and do not purport to be a complete presentation in as much as all disclosures required under generally accepted accounting principles are not included. Reference is made to the Annual Report on Form 10-K for the fiscal year ended December 2, 1995. The financial data for the comparative nine month period ended September 2, 1995 have been restated based on adjustments to the timing of the recognition of sales revenues, cost of goods sold and other expenses. Such restated financial data are unaudited and do not purport to be a complete presentation of the adjustments so made. As previously reported in the Company's Form 8-K dated September 6, 1996, the Company will be amending its 10-K for the fiscal year ended December 2, 1995 to reflect such adjustments.

   The results of operations for the quarters are not necessarily indicative of those for the full year.

   In the opinion of management, the accompanying unaudited financial statements are presented on a basis consistent with audited statements and all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly the financial position and the results of operations for the periods indicated have been reflected.


NOTE 2 - INVENTORIES

   Inventories consist of the following:


                                                        December 2,
                                                           1995
                        September 30,                 (RESTATED - SEE
                            1996                          NOTE 1)
                      ----------------              ------------------
Raw Materials            $14,331                         $11,071

Work-in-process            4,757                           4,783

Finished goods            47,221                          32,158
                      ----------------              ------------------
                         $66,309                         $48,012
                      ================              ==================

NOTE 3 - ACQUISITIONS

   In June 1995, the Company acquired all of the issued and outstanding shares of Beldoch Industries Corporation ("Beldoch") for $13,000 in cash and a $2,000 note payable, due within one year of the closing date and bearing 6% interest. The transaction was financed by a portion of the proceeds of a $25,000 term note and a $60,000 revolving note. The excess of the fair market value of net assets acquired of approximately $979 was recorded as goodwill and is being amortized over 20 years.

   In July 1995, the Company completed the purchase of certain assets of the Sportswear Division of Oak Hill Sportswear Corporation ("Oak Hill") for $14,600, financed by additional borrowings under the Company's revolving credit line. The excess of the fair market value of net assets acquired of approximately $6,200 was recorded as goodwill and is being amortized over 20 years.

     In September 1996, the Company acquired all of the issued and outstanding stock of Fashion Avenue Knits Inc. and related companies ("Fashion Avenue") for the following consideration (which is subject to reduction under certain circumstances): (i) an $8,000 note payable due January 31, 1997 bearing 6% interest and (ii) an aggregate of 170,213 shares of the Common Stock of the Company to be issued in three equal installments on each of the first, second and third anniversaries of the closing of the acquisition. Such shares have been accounted as if such shares have been issued. The excess of the fair market value of net assets acquired of approximately $9.1 million was recorded as goodwill and is being amortized over 20 years. Under certain circumstances, the Seller has the right to require the Company to repurchase such shares at a price of $9.79 per share.

   The operating results of each acquisition are included in the Company's consolidated results of operations from the respective dates of acquisition.
The following unaudited pro forma information assumed the acquisitions of Beldoch and Oak Hill were completed as of December 5, 1993. These results have been presented for comparative purposes only and do not purport to be indicative of results that would have been incurred if they had been made at the beginning of each of the respective years, or results that may occur in the future. Pro forma financial data for Fashion Avenue, which is not yet available, is not included in the pro forma information below.

                                             Nine Months
                                                Ended
                                          September 2, 1995
                                            (RESTATED-SEE
                                                NOTE 1)
                                            -------------
Net Sales                                    $166,962

Operating income                             $  4,262

Net loss                                    ($  1,152)

Loss per share                              ($   0.08)


NOTE 4 - CHANGE OF FISCAL YEAR

   The Company determined on September 11, 1996 to change its fiscal from one ending on the first Saturday of each year on or after November 30th to a fiscal year ending on December 31st of each year. The statement of operations and cash flow for the transition period beginning December 3, 1995 and ending December 31, 1995 is presented on pages IV-4 and IV-5 of this report. Such financial data have been restated. (See Note 1). The financial data for such transition period are subject to year-end audit and do not purport to be a complete presentation. Audited financial data for such transition period will be presented in the Company's 10-K for the fiscal year ended December 31, 1996.

                       DONNKENNY, INC. AND SUBSIDIARIES


                      Consolidated Statement of Operations
                (In Thousands, Except Share and Per Share Data)

                  For the period beginning December 3, 1995
                         and ended December 31, 1995

                                                                                          For the period beginning
                                                                                                  December 3, 1995
                                                                                                         and Ended
                                                                                                 December 31, 1995
                                                                                           (RESTATED - SEE NOTE 1)
                                                                                     ------------------------------
Net sales                                                                                                   $7,054

Cost of sales                                                                                                6,073
                                                                                     ------------------------------
   Gross profit                                                                                                981

Selling, general and administrative expenses                                                                 4,225

Amortization of goodwill and other related acquisition costs                                                   114
                                                                                     ------------------------------
   Operating income                                                                                         (3,358)
                                                                                     ------------------------------
   Interest expense                                                                                            422
                                                                                     ------------------------------
   Income before income taxes                                                                               (3,780)

Income taxes                                                                                                (1,550)
                                                                                     ------------------------------
   Net income                                                                                              ($2,230)
                                                                                     ==============================
Income per common share                                                                                     ($0.16)
                                                                                     ==============================
Weighted average number of common and
  common equivalent shares outstanding                                                                  13,968,840
                                                                                     ==============================


See accompanying notes to consolidated financial statements.

                       DONNKENNY, INC. AND SUBSIDIARIES


                    Consolidated Statements of Cash Flows
                                (In Thousands)

                  For the period beginning December 3, 1995
                         and ended December 31, 1995

                                                                                          For the period beginning
                                                                                                  December 3, 1995
                                                                                                         and Ended
                                                                                                 December 31, 1995
                                                                                           (RESTATED - SEE NOTE 1)
                                                                                     ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                                            ($2,230)

Adjustments to reconcile net income
 to net cash provided by operating activities:
  Decrease in deferred income taxes
  Depreciation and amortization of fixed assets                                                           177
  Amortization of intangibles                                                                             115
  Provision for losses on accounts receivable                                                             193
  Changes in assets and liabilities:
   Decrease in accounts receivable                                                                     18,597
   Increase in recoverable income taxes                                                                (1,570)
   Increase in inventories                                                                             (2,586)
   Increase in prepaid expenses and other current assets                                               (1,547)
   Decrease in accounts payable                                                                        (1,818)
   Decrease in accrued expenses and other
    current liabilities                                                                                (1,503)
                                                                                                     --------
        Net cash provided by (used in) operating activities                                             7,828

CASH FLOWS FROM INVESTING ACTIVITY:
  Purchase of fixed assets                                                                                (11)
                                                                                                     --------
        Net cash used in investing activity                                                               (11)
                                                                                                     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt                                                                             (40)
  Net (decrease) increase in revolving loan balance                                                    (5,000)
  Exercise of stock options
                                                                                                     --------
         Net cash (used in) provided by financing activities                                           (5,040)
                                                                                                     --------
         NET DECREASE IN CASH                                                                           2,777
                                                                                                     --------
CASH, at beginning of year                                                                              2,688
                                                                                                     --------
CASH, at end of one month                                                                              $5,465
                                                                                                     ========


See accompanying notes to consolidated financial statements.

                       DONNKENNY, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


     Comparison of Quarters Ended September 30, 1996 and September 2, 1995

   Net sales for the third quarter of fiscal 1996 were $86.5 million, an increase of $19.9 million, compared to $66.7 million for the third quarter of fiscal 1995. Approximately 18% of the increase related to Fashion Avenue, which was acquired on September 3, 1996. The remainder of the increase relates to stronger sales in all product categories and inclusion of the month of September results in the fiscal 1996 third quarter as compared to June results in the fiscal 1995 third quarter, as a result of the Company's change in fiscal reporting periods.

   Gross profit increased to $21.5 million (24.8% of sales) for the third quarter of fiscal 1996 as compared to $19.1 million (28.6% of sales) for the third quarter of fiscal 1995. The decrease in percentage relates to pricing pressures at one acquired division and the mix of product sold, offset by margin improvements in other product lines.

   Selling, general and administrative expenses increased to $11.9 million (13.8% of sales) for the third quarter of fiscal 1996 from $10.7 million
(16.0% of sales) in the third quarter of fiscal 1995. The dollar increase relates to the costs of Fashion Avenue, which was acquired on September 3, 1996, start up costs associated with a new distribution facility in South Carolina, increased headcount for sourcing, distribution and design, higher sales commissions due to increased volume, offset by savings resulting from the consolidation of administrative functions of businesses acquired in fiscal 1995.

   Interest expense increased by $.3 million during the third quarter of fiscal 1996 to $1.0 million from $1.4 million during the third quarter of fiscal 1995 due principally to higher borrowings under the revolving credit line to finance the July 1995 acquisition of Oak Hill Industries and higher average borrowings to finance increases in working capital. Interest rates were comparable in both periods.


   Comparison of Nine Months Ended September 30, 1996 and September 2, 1995


        Net sales for the first nine months of fiscal 1996 were $189.8 million, an increase of $78.2 million or 70.1%, compared to sales of $111.6 million for the first nine months of fiscal 1995. Approximately $66 million of the increase relates to businesses acquired during fiscal 1995 and 1996. The balance of the increase relates to stronger sales in all product lines.

        Gross profit increased to $49.5 million (26.1% of sales) for the first nine months of fiscal 1996 as compared to $34.5 million (30.9% of sales) for the first nine months of fiscal 1995. The decrease in gross profit percentage relates to pricing pressures at one division, as well as the mix of products sold.

        Selling, general and administrative expenses increased to $37.2 million (19.6% of sales) for the first nine months of fiscal 1996 from $24.9 million (22.3% of sales) for the first nine months of fiscal 1995. The dollar increase relates to the acquired businesses.

        Amortization of goodwill increased to $1.1 million for the first nine months of fiscal 1996 from $.7 million for the first nine months of fiscal 1995, due to the inclusion of the businesses acquired in 1995 for the entire nine month period in fiscal 1996.

        Interest expense increased to $3.5 million for the first nine months of fiscal 1996 compared to $2.3 million for the first nine months of fiscal 1995 due to higher borrowings to finance the July 1995 Oak Hill acquisition and higher average borrowings to finance the increase in working capital. Interest rates were comparable in both periods.


LIQUIDITY AND CAPITAL RESOURCES

        The Company's liquidity requirements arise from the funding of working capital needs, primarily inventory and accounts receivable, and the interest and principal payments related to certain indebtedness. The Company's borrowing requirements for working capital fluctuate throughout the year.

        Capital expenditures were $.8 million for the nine months ended September 30, 1996 compared to $.5 million for the nine months ended September 2, 1995. The Company may spend up to $3.0 million annually on capital expenditures in accordance with the Chemical Bank Revolving Credit Agreement described below. The Company has no material capital expenditure commitments.

        Donnkenny Apparel, Inc. and Beldoch Industries Corporation (both wholly-owned subsidiaries of the Company) as borrowers (the "Borrowers"), the Company and the Company's other two subsidiaries as guarantors and The Chase Manhattan Bank, The Bank of New York and Fleet Bank, N.A. as lenders, are parties to a credit facility entered into in June 1995 (such credit facility, as amended to date, the "Credit Facility"). The Company was in default under the Credit Facility with respect to certain representations and covenants regarding the timeliness and accuracy of the Company's financial information. Additionally, as a result of the acquisition by the Company, effective on September 3, 1996, of the outstanding capital stock of Fashion Avenue, the Company was in default of certain other provisions of the Credit Facility, including the financial covenant regarding the Company's leverage ratio. As a result of such defaults, approximately $64 million of the Company's long-term debt under the Credit Facility as at September 30, 1996 has been reclassified as current debt. Effective November 20, 1996, the Company entered into a Fifth Amendment and Waiver Agreement (the "Fifth Amendment"), which includes a waiver of such defaults through February 27, 1997. In the event that the Company, following such period, is unsuccessful in obtaining a further waiver, the lenders thereof could declare the entire outstanding amount to be due and payable, which could have a material adverse effect on the Company.

        The Fifth Amendment, among other provisions, also (i) reduces the amount of funds available under the revolving credit portion of the Credit
Facility from a maximum of $60 million to a maximum of $43 million at November 20, 1996, subject to incremental reductions to $31 million at February 21, 1997, and subject to further reductions based upon alternative formulas; (ii) restricts the Borrowers from utilizing Eurodollar loans and increases the interest rate on prime rate loans by 1% during the waiver period; (iii) imposes additional reporting requirements on the Company; and
(iv) requires the execution by the Borrowers and their bankers of blocked account and lockbox agreements. The foregoing discussion is qualified in its entirety by reference to the full text of the Fifth Amendment, which is filed as part of this report.

        During the nine months ended September 30, 1996, the Company's operating activities used $16.3 million more cash than was generated principally as the result of increases in inventory and accounts receivable and a decrease in accrued expenses, offset by increases in accounts payable and recoverable income taxes. Net cash used in investing activities amounted to $6.8 million, of which $6.1 million related to the Fashion Avenue acquisition and the balance for the purchase of fixed assets. Cash flow from financing activities of $18.4 million primarily reflects increases in revolving loan borrowings of $17.0 million, notes payable in connection with the Fashion Avenue acquisition of $6.6 million and repayment of long-term debt of $5.7 million. The Company believes (i) that amounts available under the revolving credit facility provided under the Credit Facility (as amended by the Fifth Amendment) will be sufficient to offset any negative operating cash flows and capital expenditures and will provide the Company with sufficient cash for its needs through February 27, 1997, and (ii) that thereafter it will be successful in extending the Credit Facility or obtaining financing from other sources; however, there can be no assurance in either regard.

                          PART II. OTHER INFORMATION

Item 1.        Legal Proceedings

               On November 12, 1996, a shareholder of the Company, Ellen Grauer, filed a lawsuit in the United States District Court in the Southern District of New York seeking class-action status on behalf of all purchasers of the Company's Common Stock between February 14, 1995 and November 6, 1996. The Complaint alleges that the Company violated federal securities laws and concealed material facts about the Company's financial statements during such period.

               The Company is aware of the existence of a lawsuit filed on November 18, 1996 in the United States District Court in the Southern District of New York seeking class-action status on behalf of all purchasers of the Company's Common Stock between September 24, 1996 and November 13, 1996. The Company is also aware of a lawsuit filed on November 20, 1996 in the United States District Court in the Southern District of New York seeking class-action status on behalf of all purchasers of the Company's Common Stock between February 14, 1995 and November 15, 1996. The Company has not been formally served with complaints by the plaintiffs in either of such suits. According to press reports, at least one other similar case has been, or is in the process of being, filed.

Item 2.        Not Applicable.

Item 3.        Defaults Upon Senior Securities

               The Company was in default under the Credit Facility with respect to certain representations and covenants regarding the timeliness and accuracy of the Company's financial information under the Credit Facility. Additionally, as a result of the acquisition by the Company, effective as of September 3, 1996, of the outstanding capital stock of Fashion Avenue, the Company was in default of certain other provisions of the Credit Facility, including the financial covenant regarding the Company's leverage ratio. Effective November 20, 1996, the Company entered into the Fifth Amendment, which includes a waiver of such defaults through February 27, 1997. In the event that the Company, following such period, has not corrected such defaults as required by the Fifth Amendment and is unsuccessful in obtaining a further waiver, the lenders could declare the entire outstanding amount to be due and payable, which could have a material adverse effect on the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Item 4.        Not Applicable.

Item 5.        Not Applicable.

Item 6.        Exhibits and reports on Form 8-K.

(a)            The following document is filed as part of this report:

               1. Fifth Amendment Agreement dated as of November 20, 1996 to the
                  Credit Agreement dated as of June 5, 1995, among Donnkenny Apparel, Inc., Beldoch Industries Corporation, the Guarantors named therein, the Lenders named therein, and The Chase Manhattan Bank, as agent.

(b)            Reports on Form 8-K

               The Company filed a Current Report on Form 8-K having a report date of September 6, 1996.

                              S I G N A T U R E S

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                       Donnkenny, Inc.
                                                 -------------------------------
                                                   Registrant

Date:   November 22, 1996                        /s/ Richard Rubin
       ----------------------                    -------------------------------
                                                 Richard Rubin
                                                 Chairman of the Board,
                                                 President and Chief
                                                 Executive Officer

Date:   November 22, 1996                        /s/ Stuart S. Levy
       ----------------------                    -------------------------------
                                                 Stuart S. Levy
                                                 Vice-President - Finance
                                                 and Chief Financial Officer,
                                                 (Principal Financial and
                                                 Chief Accounting Officer)




                                     VII-1