Form 10-Q/A
period 1996-09-30
DONNKENNY INC
filed 1997-02-10
CIK 29693

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-Q/A

      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934.

           For the quarterly period ended September 30, 1996

                                     or

      [X]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

     For the transition period from December 3, 1995 to December 31, 1995

                         Commission file number 0-21940

                               Donnkenny, Inc.
              ------------------------------------------------------
              (Exact name of registrant as specified in its charter)

               Delaware                                51-0228891
         --------------------------------------------------------------
         (State or other jurisdiction of             (I.R.S. Employer
          incorporation or organization)             Identification No.)

               1411 Broadway, New York, NY                    10018
           ----------------------------------------------------------
           (Address of principal executive offices)        (Zip Code)

      Registrant's telephone number, including area code (212) 730-7770


                               NOT APPLICABLE
            ----------------------------------------------------
            (Former name, former address and former fiscal year,
                        if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the
registrant was required to file such reports), Yes  X    No __ and (2) has
been subject to such filing requirements for the past 90 days.
Yes  X   No __.

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

    Common Stock $0.01 par value                14,044,940
    ----------------------------       ----------------------------------
              (Class)                  (Outstanding at November 15, 1996)

The Registrant hereby amends Part II, Item 6 to include Exhibit 27 (Financial Data Schedule), which was inadvertently omitted from the original report as filed.

ITEM 6.  Exhibits and reports on Form 8-K.

(a) The following document is filed as part of this report:

1. Fifth Amendment Agreement dated as of November 21, 1996 to the Credit Agreement dated as of June 5, 1995, among Donnkenny Apparel, Inc., Beldoch Industries Corporation, the Guarantors Named therein, the Lenders Named therein, and The Chase Manhattan Bank, as agent.

2. Exhibit 27 -- Financial Data Schedule.

(b) REPORTS ON FORM 8-K

The Company filed a Current Report on Form 8-K having a report date of September 6, 1996.

                              SIGNATURES
			      ----------

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     Donnkenny, Inc.
                                               ----------------------------
                                               Registrant


Date: February 10, 1997                               \s\ Stuart S. Levy
      -----------------                              ----------------------
                                               Name: Stuart S. Levy
                                               Title: Chief Financial Officer