Form 10-K
period 1996-12-31
DONNKENNY INC
filed 1997-04-16
CIK 29693

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549
-----------------------------------------------------------------------------

                                  FORM 10-K

(MARK ONE)

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1996

                                      OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from        to

                        COMMISSION FILE NUMBER 0-21940

                               DONNKENNY, INC.
            (Exact name of registrant as specified in its charter)

                   DELAWARE                                   51-022889
       (State or other jurisdiction of           (I.R.S. Employer Identification No.)
        incorporation or organization)

                1411 BROADWAY
              NEW YORK, NEW YORK                                10018
  (Address of principal executive offices)                    (Zip Code)

                                (212) 730-7770
              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE

         SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                            NAME OF EACH EXCHANGE
  TITLE OF EACH CLASS        ON WHICH REGISTERED
-----------------------  -------------------------
          NONE                      NONE

         SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                         COMMON STOCK, $.01 PAR VALUE
                               (Title of Class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant, based on a closing sale price of the Common Stock on the Nasdaq National Market on March 31, 1997 of $2.75 per share, was
<F1>
approximately $38,409,635 (1). As of March 31, 1997, 14,069,940 shares of
Common Stock of Registrant were outstanding.

------------

 For purposes of this Report, the number of shares held by non-affiliates was determined by aggregating the number of shares held by Officers and Directors of Registrant, and by others who, to Registrant's knowledge, own more than 10% of Registrant's Common Stock, and subtracting those shares from the total number of shares outstanding.

                                    PART I

ITEM 1. BUSINESS

   Donnkenny, Inc. (together with its subsidiaries, "Registrant" or the "Company") was incorporated in Delaware in 1978 and is a holding company with four subsidiaries, three of which are operating subsidiaries, Donnkenny Apparel, Inc. ("Donnkenny Apparel"), Beldoch Industries Corporation ("Beldoch") and MegaKnits, Inc. ("MegaKnits"). The Company designs, manufactures, imports and markets a broad line of moderately priced women's sportswear and sleepwear. In addition, the Company manufactures, imports and markets men's, women's and children's sportswear and intimate apparel featuring various licensed cartoon character images.

   The fiscal year of the Company ended December 31, 1996 ("Fiscal 1996") covers the fifty-two weeks then ended.

SIGNIFICANT FINANCIAL AND BUSINESS DEVELOPMENTS

Regulatory Reviews and Investigations

   SEC

   By letter dated August 15, 1996, the Company was notified by the Securities and Exchange Commission (the "SEC") that it was the subject of an informal investigation concerning alleged inaccuracies in the reporting of revenues and expenses by the Company for certain reporting periods. On or about November 10, 1996, the Company learned that the SEC had entered a formal order of investigation in the matter. The Company is cooperating fully with the SEC's ongoing investigation.

   The Nasdaq Stock Market, Inc.

   On December 6, 1996, the Company received notification that the Nasdaq Stock Market, Inc. (the "NASD") was commencing a review of the Company's eligibility for continued listing on the Nasdaq Stock Market. On February 13, 1997, a hearing was held by a Nasdaq Listing Qualifications Panel (the "Panel"). By letter dated February 28, 1997, the Company was notified that the Panel determined to allow the Company to remain listed on the Nasdaq Stock Market pending the completion of (i) audits of the Company's financial statements for the 1994 through 1996 fiscal years by the Company's auditors and (ii) an internal investigation which had been commenced by the Audit Committee of the Company's Board of Directors. See "Certain Company Activities" infra. The Company was directed to provide the NASD with additional information, including information concerning the results of the above-mentioned audits as well as restated financial statements for certain reporting periods, on or before March 31, 1997. The Panel recommended that in the event the Company fails to provide such information, the Company be delisted.

   On March 31, 1997, the Company supplied the NASD with a report containing certain information which the NASD had requested. The report stated, among other things, that the audits had not yet been completed and that the restated financial statements would be contained in the Company's Annual Report on Form 10-K, a copy of which would be provided to the NASD on or before April 15, 1997. On April 1, 1997, the NASD notified the Company that due to the Company's failure to provide certain requested information, including the results of the audits, the common stock of the Company would be removed from the Nasdaq Stock Market on April 8, 1997. On April 2, 1997, the Company requested that the NASD hold an oral hearing with respect to its decision to delist the Company. That hearing will be held on April 23, 1997. The common stock of the Company will remain listed on the Nasdaq National Market pending the outcome of the hearing.

   On April 10, 1997, the Company was notified that the Nasdaq Hearing Review Committee (the "Review Committee") has called for review of the Panel's February 28, 1997 decision. The Review Committee's decision will be made on the basis of the written record. No oral hearing will be held with respect thereto. The Review Committee has indicated that its decision will be issued subsequent to the next general meeting of the NASD Board of Governors, which is currently scheduled for June 26, 1997.

Certain Company Activities

   On August 20, 1996, the Company's Board of Directors authorized its Audit Committee to commence an investigation into the issues raised by the SEC's informal investigation. The Board also authorized the Audit Committee to retain independent legal counsel and a financial adviser in connection with the investigation.

   In September, 1996, the Company announced that it was changing its fiscal year from one ending on the first Saturday of each year on or after November 30 to a fiscal year ending on December 31 of each year.

   In September, 1996, the Company announced that it would be restating its quarterly reports for the first, second and third quarters of fiscal 1995 and the first and second quarters of fiscal 1996 to correct the recording of revenues and income for those periods.

   In October, 1996, the Company announced that previously issued financial statements covering its 1994 and 1995 fiscal years should no longer be relied on and that the Company would be amending its Annual Report on Form 10-K for those years.

   On or about November 4, 1996, based on preliminary findings and recommendations of the Audit Committee, the Company relieved Edward Creevy, Ronald Hollandsworth and Kym Kulis, who were Chief Financial Officer, Corporate Controller and Assistant Corporate Controller, respectively, of their financial duties for the Company. On that same date, Stuart S. Levy was appointed the new Chief Financial Officer of the Company.

   On November 4, 1996, the Company's then auditors, KPMG Peat Marwick LLP ("KPMG"), informed the Company that they were resigning. They informed the Company that they would no longer be able to rely on representations of financial management and that they did not have access to sufficient, credible information from others within the Company to enable them to continue as auditors. The Company thereafter engaged Deloitte & Touche LLP to serve as its new auditors.

   On December 17, 1996, the Company's Audit Committee reported its final findings and recommendations to the Company's Board of Directors. Based on these findings and recommendations, the Board concluded that Messrs. Creevy and Hollandsworth and Ms. Kulis should no longer be employees of the Company. The Board also requested Mr. Richard Rubin's resignation from the Board of Directors and as an officer of the Company.

   On December 18, 1996, at a continuation of the December 17 Board of Directors meeting, Mr. Rubin's resignation was tendered and was accepted by the Board. Harvey Appelle was then appointed Chairman of the Board and Chief Executive Officer of the Company.

   On December 18, 1996, the Company and Mr. Rubin entered into a Settlement Agreement in settlement of any claims which Mr. Rubin may have had in connection with his employment agreement. Such employment agreement was scheduled to run through December 1, 1998. Pursuant to the Settlement Agreement, the Company agreed to make payments to Mr. Rubin, for the period of time from January 1, 1997 through December 31, 1997, totalling $660,000, plus a $15,000 non-accountable expense allowance. The Company also agreed, for a limited period of time, to provide to Mr. Rubin certain benefits, including certain life, health, dental, medical, hospitalization and disability insurance benefits. In consideration for such payments and benefits, Mr. Rubin agreed to provide consulting services to the Company during the aforementioned period.

   On April 14, 1997, Lynn Siemers-Cross was elected as a director and as President and Chief Operating Officer of the Company.

New Credit Facility

   The Facility

   On April 15, 1997, the Company received a signed commitment letter (the "Commitment Letter") for a new credit facility (the "Facility") to amend its existing credit facility. The Facility would be extended to Donnkenny Apparel, Beldoch and MegaKnits, as borrowers, and would consist of a term loan (the "Term Loan"), a revolving credit (the "Revolving Credit"), and a factoring facility (the "Factoring Facility"). The purpose of the Facility would be to continue to finance the acquisition of the stock of Beldoch and the purchase of certain assets of Oak Hill Sportswear Corp. and for general working capital purposes including the issuance of letters of credit. The Facility would expire on March 31, 1999. Under the Facility, The Chase Manhattan Bank would serve as agent (and would hold a 35.0762% interest), The CIT Group/Commercial Services Inc. would serve as collateral agent (and hold a 14.8148% interest), and each of Fleet Bank, N.A. and The Bank of New York would be co-lenders (each holding a 25.0545% interest). The definitive agreements relating to the Facility have not yet been finalized.

   The Term Loan

   The Term Loan would be continued at its current balance at April 1, 1997 of $16,250,000. The interest rate would be equal to the prime rate plus 1 1/2% per annum. The amortization schedule calls for quarterly payments of $1,250,000. A balloon payment of $7,500,000 would be due on March 31, 1999. An excess cash flow recapture would be payable annually within 15 days after receipt of the Company's audited fiscal year-end financial statements. In addition, any tax refunds received in excess of $2,000,000 applicable to Fiscal 1996 or prior fiscal years would be applied to reduce the balloon payment. The default interest rate would be equal to 2% above the otherwise applicable rate. The Term Loan would not carry any prepayment penalty.

   The Revolving Credit

   The commitment under the Revolving Credit would be $85,000,000, with sublimits of $70,000,000 for direct debt and $35,000,000 for letters of credit. The interest rate would be equal to the prime rate plus 1 1/2% per annum. Borrowings in excess of an allowable overadvance would bear interest at the prime rate plus 3 1/2% per annum. Advances and letters of credit (in the aggregate) would be limited to (i) up to 85% of eligible accounts receivable of the borrowers plus (ii) up to 60% of eligible inventory of the borrowers, plus (iii) an allowable overadvance. The default interest rate would be equal to 2% above the otherwise applicable rate.

   The Factoring Facility

   The factoring commission would be equal to 0.45% of the gross amount of sales, plus certain customary surcharges and 0.20% on takeover accounts receivable. One collection day would be charged at a per annum rate equal to the prime rate plus 1 1/2% on all factored transactions.

   Collateral; General Covenants and Conditions

   Collateral for the Facility includes (i) a first priority lien on all accounts receivable, machinery, equipment, trademarks, intangibles, inventory and factor credit balances, (ii) a first mortgage on all real property, (iii) a pledge of the Company's stock in Beldoch, and (iv) a pledge of the Company's stock in Donnkenny Apparel and MegaKnits. The Facility would be guaranteed by the Company and each of its subsidiaries. The Facility would
(i) require the Company to make usual and customary representations and warranties, (ii) provide for certain standard events of default, (iii) provide certain affirmative covenants, and (iv) provide certain negative covenants, including limitations on debt, liens, restricted payments, dividends, mergers, acquisitions, consolidations, asset sales, and other usual and customary negative covenants.

   See also "Management's Discussion and Analysis of Financial Condition and Results of Operations" and note 8 to the Consolidated Financial Statements of the Company and its Subsidiaries.

PRODUCTS

   The Company designs, manufactures, imports and markets a broad line of moderately priced sportswear and sleepwear for women under the Victoria Jones, Casey & Max(Registered Trademark), Beldoch Popper(Registered Trademark), Pierre Cardin(Registered Trademark), Donnkenny Classics, Mickey & Co.(Registered Trademark), and Lewis Frimel(Registered Trademark) brand names. The Company also manufactures, or contracts for the manufacture of, and markets certain items of women's, men's and children's sportswear and women's and girls' sleepwear featuring various licensed cartoon character images.

Oak Hill Sportswear Division

   The Company acquired its Oak Hill Sportswear product line in 1995. Oak Hill Sportswear manufactures and imports novelty woven shirts, sweaters, cotton knits and sportswear under the brand names Casey & Max and Victoria Jones. The Casey & Max label represents novelty woven tops and sportswear. The Victoria Jones label represents novelty sweaters, cotton knits and sportswear as well as all special size product. These moderate-priced products are sold to department stores, specialty stores and chains including Belk, Mercantile, Kohl's, Dillard's, Federated, Profitt's, Stage Stores, Catherine's, J.C. Penney and Sears. The division's products are marketed for missy, large sizes and petites. Approximately 90% of these products are imported, predominately from Hong Kong, China and India.

Beldoch Industries

   The Beldoch division of the Company manufactures and imports knitwear selling to moderately priced department and specialty stores across the nation. The Beldoch Popper division, within the Beldoch division, sells sweaters and cut and sewn women's sportswear to stores such as J.C. Penney, Belk, Macy's, Mercantile, Dillards, Frederick Atkins and Carson Pirie Scott. The Knitmaker's division, within the Beldoch division, is a private label division selling exclusive private label products to QVC, J.C. Penney and Spiegel. A vast majority of the Knitmaker's products are manufactured in the Company's facility located in West Hempstead, New York. The Beldoch division also manufactures women's wear under the Pierre Cardin label pursuant to a license. The Pierre Cardin product is sold to the better knitwear departments of department stores and specialty stores. Its major accounts include Federated Stores, Macy's, Belk, Mercantile, Yonkers and Frederick Atkins stores and the Spiegel and Chadwick's Catalogs.

Donnkenny Classics

   Donnkenny Classics are fabricated predominantly from synthetic/natural fiber blends and 100% synthetic materials and are manufactured in petite, missy and large sizes. The market for these products is primarily women over the age of 35. Donnkenny has been an established brand name for over 60 years.

   The Donnkenny Classics label represents all of the Company's core products for career and casual coordinated merchandise as well as fashion products including (i) pull-on stretch gabardine pants and skirts and coordinated gabardine jackets, which are manufactured year round in both basic and fashion colors with coordinated blouses, and which except for color selection, remain substantially unchanged from season to season, and (ii) tops, blouses, pants, skirts and jackets in styles which vary from season to season.

Mickey & Co.(Registered Trademark)

   Pursuant to non-exclusive licenses granted the Company by Disney Enterprises, Inc. ("Disney"), the Company manufactures, produces and sells a Mickey & Co.(Registered Trademark) line of sportswear collections for women, men and children and other product classifications including sweat shirts, tee shirts, jackets, activewear, novelty bottoms and tops, sweaters and bras and underpants. The products produced under these Disney licenses are both domestically manufactured and imported and are imprinted, embroidered or appliqued with the standard Disney characters, including Mickey Mouse(Registered Trademark), Minnie Mouse(Registered Trademark), Donald Duck(Registered Trademark), Daisy Duck(Registered Trademark), Pluto(Registered Trademark) and Goofy(Registered Trademark) and the Mickey & Co.(Registered Trademark) trademark. In 1996, The Walt Disney Company Asia Pacific Ltd granted the Company a non-exclusive license, which the Company has sublicensed to a third party, to manufacture a product line and distribute the product in the Peoples' Republic of China. Pursuant to the terms of the Company's sublicense agreement, the Company will not realize any income from sales activities until the sublicensee recoups initial expenditures. The Company does not anticipate it will receive income under this arrangement through the end of the term of the license which is scheduled to expire in August, 1997. The Company does not intend to seek renewal of the China license.

Lewis Frimel/Flirts

   The Company acquired its Lewis Frimel/Flirts product line in 1977. During 1996, the product line consisted of women's intimate apparel products, including sleepwear, dorm shirts, boxer shorts, pajamas, panties and bras with various character images licensed to the Company. Sales of the Lewis Frimel/Flirts product line was primarily to the mass merchant market. Licensed images used on this product line included characters in the Garfield comic strip, Peanuts characters, classic muppet characters and various Looney Tunes characters. Gross sales for this product line in 1996 were $16,256,500. Most of the licenses for the characters mentioned above expire during 1997. The Company is in the process of seeking additional licenses to add to its product line.

Custom and Private Label Products

   The Company also manufactures products on a contract basis utilizing the Company's manufacturing facilities. The customers include, among others, Cross Creek, Basset Walker and Tultex.

MANUFACTURING AND IMPORTING

   Approximately 46% of the Company's products sold in Fiscal 1996 were manufactured in the United States, as compared with 51% in the Company's fiscal year ended December 2, 1995 ("Fiscal 1995"). The Company's domestically produced products are manufactured at the Company's production facilities in Virginia and West Hempstead, New York and at other facilities by several outside contractors.

   The Company's Electronic Data Interchange computer system ("EDI") connects the Company to approximately 33 of its large customers and, in Fiscal 1996, was used to place approximately 34% of the Company's orders. Through EDI, the Company has established a "quick response" program to shorten its lead and response times for production and delivery of its domestically manufactured women's sportswear lines. The Company is also linked by EDI to several of its major suppliers, which allows the Company to review purchase orders for fabric on a weekly basis.

   The remaining 54% of the Company's products sold in Fiscal 1996 were produced abroad and imported into the United States, principally from China, India, Guatemala, Turkey and Bangladesh. Such products include some or all of the Company's products sold under the brand names Victoria Jones, Casey & Max, Beldoch Popper, Lewis Frimel/Flirts, panties and boxer shorts featuring Looney Tunes characters, underpants and underpant sets featuring Disney characters, and certain of the Company's products which have ornamental design requirements. The percentage of the Company's products which are manufactured in the United States is expected to decrease further during the Company's 1997 fiscal year ("Fiscal 1997").

   The Company's purchases from its foreign suppliers are effected through individual purchase orders specifying the price and quantity of the items to be produced. Generally, the Company does not have any long-term, formal arrangements with any of the suppliers which manufacture its products. The Company continually seeks additional suppliers throughout the world for its sourcing needs. No one domestic or foreign contractor manufactured more than 10% of the Company's products in Fiscal 1996.

   Virtually all of the Company's merchandise imported into the United States is subject to United States duties. In addition, bilateral agreements between the major exporting countries and the United States impose quotas that limit the amount of certain categories of merchandise that may be imported into the United States. Because the United States may, from time to time, impose new quotas, duties, tariffs or other import controls or restrictions, the Company monitors import and quota-related developments.

   Attendant with the Company's increased reliance on foreign manufacturing is a risk of excess inventory. The Company must commit to its foreign manufacturers and suppliers up to six months in advance of its selling season, usually before the Company has received its orders from its customers. Thus, there exists the risk that the purchase orders by the Company's customers will be less than the amount manufactured. The Company believes that this risk is outweighed by the cost savings to the Company by manufacturing such products abroad. Conversely, in the event there exists excess demand for the Company's products, the lengthy production time for imported goods makes it impossible for the Company to return to the market to purchase additional goods for the same selling season. The Company's arrangements with foreign suppliers are also subject to the additional risks of doing business abroad, including currency fluctuations and revaluations, restrictions on the transfer of funds and in certain parts of the world, political instability. The Company's operations have not been materially affected by any of such factors to date. However, due to the large portion of the Company's products which are produced abroad, any substantial disruption of its relationships with its foreign suppliers could have a material adverse effect on the Company's operations and financial condition.

CUSTOMERS

   In Fiscal 1996, the Company shipped orders to approximately 23,500 stores in the United States. This customer base represents approximately 8,300 accounts. Of the Company's net sales for Fiscal 1996, chain stores accounted for approximately 26.3%, specialty retailers for approximately 32.7%, department stores for approximately 20.4%, mass merchants for approximately 11.2%, catalogue customers for approximately 3.8%, and other customers for approximately 5.6%.

   The Company markets its Oak Hill Sportswear division products to major department stores, including Dillard's, Federated Stores, May Company, J. C. Penney and Sears and to specialty retailers. Beldoch Popper products are sold to department stores, chain stores and specialty retailers, including J. C. Penney, Belk and Frederick Atkins. Knitmaker's, Beldoch's private label division, sells exclusive products to catalog and specialty retailers including QVC and Spiegel. Pierre Cardin products are sold to department and specialty stores and catalogs, including Federated Stores, Macy's, Frederick Atkins, Mercantile Stores, Spiegel and Chadwick's of Boston. Donnkenny Classics markets its moderately priced related separates to departments stores, specialty stores and a variety of catalog retailers, including J. C. Penney, Sears, Stage Stores, Frederick Atkins, Catherines, Lane Bryant Direct and Roamans. In addition, the Company manufactures products exclusively for
J. C. Penney under its D.K. Gold label. The Lewis Frimel/Flirts products are marketed to mass merchant retailers including Wal-Mart, K-mart and Target Stores. The Mickey & Co.(Registered Trademark) product line is distributed to
J. C. Penney, selected specialty retailers including Mercantile Stores, department stores including Dillard's, Dayton-Hudson and May Department Stores, novelty stores and Disney theme parks.

   In Fiscal 1996, consolidated net sales to J.C. Penney accounted for 19.4% of the Company's net sales. The loss of, or significantly decreased sales to, this customer could have a material adverse effect on the Company's consolidated financial condition.

   In Fiscal 1996, the Company experienced a seasonal sales peak during the third and fourth quarters of Fiscal 1996. The Company expects the bulk of its business during Fiscal 1997 also to be during the third and fourth quarters.

SALES AND MARKETING

   At March 15, 1997, the Company had a 91 person sales force, of whom 32 were Company employees and 60 were independent commissioned sales representatives. These sales representatives are located in 43 cities and provide nationwide coverage to retailers ranging from individual specialty shops to national chain stores and catalogues.

   The Company's principal showrooms are in New York City. In addition, the Company's sales representatives operate showrooms in Atlanta, Charlotte, Dallas, Denver, Elmont (NY), Chicago, Los Angeles, Miami, Minneapolis and Seattle.

RAW MATERIALS SUPPLIERS

   The Company's sources of fabric and trim supply are well established. As a result of the large, steady purchases each year by the Company of fabrics and trim for its production of certain styles, the Company is a major customer of several of the larger synthetic textile producers. The Company typically experiences little difficulty in obtaining raw materials and believes that the current and potential sources of fabric and trim supply are sufficient to meet its needs for the foreseeable future.

TRADEMARKS AND PROPRIETARY RIGHTS

   The Company owns and has registered in the United States, and in certain foreign jurisdictions, the following trademarks under which a variety of the Company's products are sold: Donnkenny(Registered Trademark), Victoria

Jones(Registered Trademark), Victoria Sport(Registered Trademark), Casey & Max(Registered Trademark), Beldoch Popper(Registered Trademark), Lewis Frimel(Registered Trademark), Flirts(Registered Trademark), Knitmaker's(Registered Trademark), Private Stock(Registered Trademark) and Alberoy(Registered Trademark). Upon compliance with the trademark statutes of the United States and the relevant foreign jurisdictions, these trademark registrations may be renewed.

   The Company holds licensing rights to manufacture, import and sell women's sportswear in the United States and the U.S. Virgin Islands with the Pierre Cardin trademark, including sweaters, pants, skirts, knitwear, jeans, swimwear and activewear. Such license currently is automatically continued from year to year at the Company's option provided net sales equal specified minimums. The Company's sales during Fiscal 1996 surpassed the minimum requirements of this license, and the Company intends to renew this license for an additional one year period.

   The Company holds license rights to manufacture and market products with recognizable character images. The Company has rights to use the Mickey & Co.(Registered Trademark) trademark and certain Walt Disney characters including Mickey Mouse(Registered Trademark), Minnie Mouse(Registered Trademark), Donald Duck(Registered Trademark), Daisy Duck(Registered Trademark), Pluto(Registered Trademark) and Goofy(Registered Trademark) on certain products. The Company also has license rights to manufacture and market certain products using fictional character images and trade names, including, but not limited to, various Looney Tunes characters, Garfield, the Peanuts characters and the Muppets.

   Under the current term of the material licenses, such licenses will expire during 1997 and 1998. The Company has the option to renew certain of its licenses, while other licenses do not have renewal options as explicit contractual provisions. The Company believes it has satisfied the requirements of its licenses; however, no assurance can be given that the Company will be able to renew any of the licenses on commercially acceptable terms. The Company is in the process of seeking additional licenses.

   The licenses generally require the Company to make minimum annual royalty payments and provide for maintenance of quality control. Furthermore, the licenses give the licensor the right to approve products offered by the Company using its characters and to terminate the license if the Company does not satisfy its contractual obligations in any material respect. Pursuant to the licenses, royalties range up to 16% of net sales of products sold.

BACKLOG

   At March 15, 1997, the Company had unfilled, confirmed customer orders of approximately $64 million, compared to approximately $42 million of such orders at March 15, 1996, with such orders generally scheduled for delivery within three to six months of confirmation, although some extend until the end of the fiscal year. The amount of unfilled orders at a particular time is affected by a number of factors, including the scheduling of the production and shipment of garments, which in some instances may be delayed or accelerated at the customer's request. Accordingly, a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments. There can be no assurance that cancellations, rejections and returns will not reduce the amount of sales realized from the backlog of orders.

COMPETITION

   The women's apparel business is highly competitive and consists of many manufacturers and distributors, none of which accounts for a significant percentage of total sales in the overall market, but many of which are larger and have substantially greater resources than the Company. The Company competes with both domestic manufacturers and importers, primarily on an item-by-item basis, with respect to brand name recognition, price, quality and availability.

EMPLOYEES

   As of March 15, 1997, the Company had 1,566 full-time employees, of whom 242 were salaried and 1,324 were paid on an hourly basis. As of March 15, 1997, the Company had 37 part time employees, all of whom work on an hourly basis.

   The Company's hourly labor force is non-union. The Company believes relations with its employees are good.

ENVIRONMENTAL MATTERS

   The Company believes that it is in material compliance with all applicable federal, state and local environmental laws. The Company does not currently anticipate the need to make material capital expenditures to remain in compliance with applicable federal, state and local environmental laws.

ITEM 2. PROPERTIES

   The Company currently operates ten facilities in Virginia, one in Charleston, South Carolina, two in New York state and one in Hong Kong.

                                   APPROXIMATE                                        OWNED OR
LOCATION                          SQUARE FOOTAGE FUNCTION                              LEASED
-------------------------------  --------------  ---------------------------------  ----------
Christiansburg, Virginia  ......      109,000    Finishing                          Owned
Dryden, Virginia ...............       28,850    Sewing                             Owned
Floyd, Virginia ................       79,600    Fabric warehouse, cutting          Owned
Floyd, Virginia ................       12,200    Sewing                             Owned
Haysi, Virginia(1) .............       30,200    Sewing                             Leased
Christiansburg, Virginia(1)  ...       66,000    Imperial warehouse                 Leased
Independence Grayson, Virginia         70,350    Sewing, warehouse                  Owned
Independence Kendon, Virginia  .       37,550    Warehouse, distribution            Owned
Rural Retreat, Virginia ........       61,230    Sewing, distribution               Owned
Wytheville, Virginia ...........      161,800    Distribution, administration       Owned
Charleston, South Carolina(2)  .      200,000    Distribution center                Leased
West Hempstead, New York  ......      150,000    Distribution, knitting and sewing  Leased
New York, New York(3) ..........       62,500    Offices and principal showrooms    Leased
Medallion Heights, Hong Kong  ..        1,000    Administration and sourcing        Leased
                                 --------------
TOTAL...........................    1,070,280
                                 ==============

------------
(1) The Company owns all of its facilities in Virginia other than the Haysi and Christianburg facilities. With respect to the Haysi facility, the Company has entered into a lease purchase agreement with the Industrial Development Authority of Dickenson County, Virginia and The County of Dickenson, Virginia pursuant to which the Company is making monthly payments of $4,241.75 until September 1, 2012, at which time the Company will be entitled to purchase the Haysi facility for a nominal purchase price. With respect to the Christianburg facility, the annual rental payments are $44,400, and the lease expires in August 1997.
(2) This facility is leased, with annual rental payments totaling $450,000, and is subject to a 3% annual rental escalation, until March 19, 2006, at which time the lease expires.
(3) Annual rental payments for the New York office/showroom space are approximately $2,200,000 in the aggregate. The leases for the New York office/showrooms expire in 2000, 2006 and 2008.

   Management believes that its current facilities are sufficient to meet its needs for the foreseeable future.

RETAIL OUTLETS

   The Company operates 12 outlet stores in which it markets out-of-season and irregular merchandise in order to reduce its exposure to excess inventory and limit brand name deterioration as a result of sales to off-price retailers. The outlet stores are located primarily in Virginia, with additional locations in Alabama, Florida, North Carolina and Tennessee. Five of these stores are adjacent to the Company's manufacturing facilities, while the remaining seven stores are generally located in areas in which the Company's customers do not sell its products. The size of these stores ranges from 1,600 to 3,500 square feet. The annual minimum rental payments range from approximately $15,000 to $45,000, and the leases terminate between 1997 and 1998. The Company expects to be able to renew or replace each of these leases upon its expiration on terms comparable to the existing terms. The Company is currently considering the desirability of continuing to sell products through its own outlet stores.

ITEM 3. LEGAL PROCEEDINGS

   IN RE DONNKENNY, INC. SECURITIES LITIGATION, 96 Civ. 8452 (MGC): Beginning in November 1996, ten putative class action complaints were filed in the United States District Court for the Southern District of New York. The complaints name as defendants the Company, as well as Edward T. Creevy, Ronald Hollandsworth and Richard Rubin, all of whom are former officers and/or directors of the Company. The complaints allege that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by failing to disclose, among other things, that the Company's financial statements for certain reporting periods allegedly overstated sales and revenues. The complaints seek compensatory damages, prejudgment interest, attorneys' fees and costs.

   In December 1996 and January 1997, several groups of plaintiffs and putative class members filed motions for (i) consolidation of the aforementioned actions and (ii) the appointment of one or more lead plaintiffs pursuant to the Private Securities Litigation Reform Act of 1995.

   On January 31, 1997, the court issued an Order that the actions be consolidated. Pursuant to the Order, the plaintiffs have until May 17, 1997 in which to file a consolidated complaint or designate one of the existing complaints as the operative complaint. In addition, the defendants' time to answer or otherwise respond to the complaints has been extended until after the time that a previously designated complaint is designated as the operative complaint or a consolidated complaint is filed.

   On April 2, 1997, the Court appointed Emanon Partners, L.P. ("Emanon") as the lead plaintiff in the action and ruled that Emanon may select the law firms of Wolf Popper, LLP and Milberg Weiss Bershad Hynes & Lerach, LLP as co-lead counsel.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of stockholders during the fourth quarter of Fiscal 1996.

                                   PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   Registrant's Common Stock is traded on the Nasdaq National Market under the symbol "DNKY." The Common Stock began trading on the Nasdaq National Market on June 17, 1993.

   In November 1995, the Board of Directors of the Company declared a two-for-one stock split to all holders of its common stock in the form of a 100% stock dividend payable to stockholders of record on December 4, 1995. Additional shares reflecting the stock split were distributed on December 18, 1995.

   The following table sets forth the quarterly high and low closing prices of a share of Common Stock as reported by the Nasdaq National Market for the period commencing with the trading of the Common Stock on December 4, 1993 and ending on March 31, 1997. Information with respect to periods prior to December 19, 1995 has been retroactively restated to reflect the above-described stock split.

 PERIOD                 HIGH      LOW
-------------------  --------  -------
Fiscal 1994
 First Quarter .....      9 15/16  8 13/16
 Second Quarter  ...     11 7/8    9 5/16
 Third Quarter .....     13 1/8   11 1/8
 Fourth Quarter  ...     12 13/16  6 1/16
Fiscal 1995
 First Quarter .....      9 1/16   6 3/4
 Second Quarter  ...      9 5/8    7 9/16
 Third Quarter .....     14 5/16   9 17/32
 Fourth Quarter  ...     17 1/8   12 25/32
Fiscal 1996
 First Quarter .....     18       10 1/8
 Second Quarter  ...     20 5/8   13 3/4
 Third Quarter .....     21 3/8   16
 Fourth Quarter  ...     17 1/8    3 5/8
Fiscal 1997
 First Quarter .....      5 3/8    2 1/8

   On March 31, 1997, the closing price for a share of Common Stock, as reported by the Nasdaq National Market, was $2.75.

   The number of holders of record for Registrant's Common Stock as of March 15, 1997 was 96 and the approximate number of beneficial holders of the Common Stock was 2,500.

   The Company paid a $3.0 million cash dividend to its stockholders in February 1992. The Company currently anticipates that it will retain all its earnings for use in the operation and expansion of its business and, therefore, does not anticipate that it will pay any cash dividends in the foreseeable future. In addition, the Company's existing credit facilities and the proposed facility each prohibit the Company from declaring or paying dividends.

ITEM 6. SELECTED FINANCIAL DATA

   The selected consolidated financial data as of December 3, 1994, December 2, 1995 and December 31, 1996 and for the years then ended have been derived from the Company's consolidated financial statements included elsewhere in this Form 10-K which have been audited by Deloitte & Touche LLP, independent auditors, whose report thereon is also included herein. The selected consolidated financial data as of December 4, 1993 and December 5, 1992 and for the years then ended have been derived from the Company's consolidated financial statements, which are not included herein, and were audited by other auditors. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and its Subsidiaries and related notes thereto incorporated by reference herein.

                                YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED      YEAR ENDED
                                DECEMBER 5,    DECEMBER 4,    DECEMBER 3,    DECEMBER 2,    DECEMBER 31,
                                   1992           1993           1994           1995            1996
                              -------------  -------------  -------------  -------------  --------------
                                                             (AS RESTATED)  (AS RESTATED)
                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENT OF
 OPERATIONS DATA(1):
 Net sales ..................    $126,490       $144,080       $151,147       $193,306        $255,179
 Cost of sales ..............      88,052        100,321        106,389        142,128         202,580
                              -------------  -------------  -------------  -------------  --------------
 Gross profit ...............      38,438         43,759         44,758         51,178          52,599
 Selling, general and
  administrative expenses  ..      22,480         25,298         26,772         34,000          57,603
 Amortization of goodwill
  and other related
  acquisition costs .........       1,412          1,317          1,145            985           1,449
 Restructuring Charge .......          --             --             --          2,815              --
 Gain on sale of license  ...          --             --         (1,116)            --              --
                              -------------  -------------  -------------  -------------  --------------
 Operating profit ...........      14,546         17,144         17,957         13,378          (6,453)
 Interest expense ...........      (6,943)        (5,312)        (2,870)        (4,135)         (5,154)
                              -------------  -------------  -------------  -------------  --------------
 Income before income taxes
  and extraordinary charge  .       7,603         11,832         15,087          9,243         (11,607)
 Income taxes ...............       3,090          4,615          6,034          3,996          (3,319)
                              -------------  -------------  -------------  -------------  --------------
 Income before extraordinary
  charge ....................       4,513          7,217          9,053          5,247          (8,288)
 Extraordinary charge
  related to early
  extinguishment of debt,
  net of taxes ..............          --            453            295             --              --
                              -------------  -------------  -------------  -------------  --------------
 Net income .................    $  4,513       $  6,764       $  8,758       $  5,247        $ (8,288)
                              =============  =============  =============  =============  ==============
INCOME (LOSS) PER COMMON
 SHARE(4):
 Income before extraordinary
  charge.....................    $    .61(2)    $    .74       $    .68       $    .38        $    .59
 Extraordinary item .........          --       $   (.05)      $   (.02)            --              --
                              -------------  -------------  -------------  -------------  --------------
 Net income..................    $    .61       $    .69       $    .66       $    .38        $   (.59)
                              =============  =============  =============  =============  ==============
 Cash dividend paid per
  common share ..............    $    .40(3)          --             --             --              --
                              =============  =============  =============  =============  ==============
 Weighted average shares
  outstanding................       7,468          9,816         13,330         13,910          14,012
                              =============  =============  =============  =============  ==============
CONSOLIDATED BALANCE SHEET
 DATA:
 Working capital ............    $ 24,103       $ 28,814       $ 54,292       $ 80,357        $ 16,917
 Total assets ...............      79,669         93,112        109,179        157,664         139,549
 Long-term debt, including
  current portion ...........      57,882         32,110         28,315         62,611          50,761
 Stockholders' equity .......       3,361         39,782         57,826         65,234          55,278

------------
(1) References herein to years through fiscal 1995 are to the Company's 52-or 53-week fiscal year. Data for the fiscal years ended November 30, 1991, December 5, 1992, December 4, 1993, December 3, 1994 and December 2, 1995 include the results of operations for 52, 53, 52, 52 and 52 weeks, respectively.

(2) Earnings per share would have approximated $.48 if the Offering had taken place at the beginning of the fiscal year ended December 5, 1992.
(3)    In February, 1992, the Company paid a cash dividend of $3.0 million.
(4) All per share amounts and the weighted average shares outstanding of the Company's common stock have been retroactively restated to reflect the stock split.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

   In the fall of fiscal 1996, the Company announced that it would be restating its financial statements for fiscal 1994 and fiscal 1995. The discussion below, and information contained elsewhere in this Form 10-K with respect to fiscal 1994 and fiscal 1995, reflect the restated amounts for those periods.

RESULTS OF OPERATIONS

   The following table sets forth selected operating data of the Company as a percentage of net sales, for the periods indicated below:

 FISCAL YEAR ENDED                             1996      1995      1994      1993
------------------------------------------  --------  --------  --------  --------
Net sales..................................   100.0%    100.0%    100.0%    100.0%
Cost of goods sold ........................    79.4      73.5      70.4      69.6
Gross profit...............................    20.6      26.5      29.6      30.4
Selling, general and administrative .......    22.6      17.6      17.7      17.6
Amortization of goodwill and other related
 acquisition costs ........................     0.6       0.5       0.8       0.9
Restructuring charge.......................      --       1.5        --        --
Gain on sale of license....................      --        --       0.7        --
Operating Income/(Loss)....................    (2.5)      6.9      11.9      11.9
Interest expense...........................     2.0       2.1       1.9       3.7
Income/(Loss) before income taxes and
 Extraordinary Item........................    (4.5)      4.8      10.0       8.2
Income tax provision (Benefit).............    (1.3)      2.1       4.0       3.2
Income/(Loss) before
Extraordinary Item.........................    (3.2)      2.7       6.0       5.0
Extraordinary Item.........................      --        --       0.2       0.3
Net Income/(Loss) .........................    (3.2%)     2.7%      5.8%      4.7%

COMPARISON OF FISCAL 1996 WITH FISCAL 1995

Net Sales

   Net sales increased by $61.9 million, or 32.0%, from $193.3 million in fiscal 1995 to $255.2 million in fiscal 1996. Fiscal 1996 includes net sales for Beldoch and Oak Hill for a full year as compared to net sales for six months and five months, respectively, in fiscal 1995. The inclusion of first half sales from these two divisions accounted for $52.2 million of the increase. The balance of the net sales increase was achieved in each of the Company's other divisions, other than the Lewis Frimel Division where net sales declined by $3.8 million. The Company continues to stress its strategy of diversifying its product mix while selling to a broad range of retail stores. Sportswear accounted for approximately 70% of 1996 net sales while the licensed character business accounted for the remaining 30%.

Gross Profit

   Gross profit for fiscal 1996 was $52.6 million, or 20.6% of net sales, compared to $51.2 million, or 26.5% of net sales, for fiscal 1995. In the fourth quarter of fiscal 1996, management undertook a program to reduce excess inventories and balance quantities on hand with the Company's near term needs. As a result, the Company recorded markdowns of $11.4 million. The Company also recorded, in the fourth quarter, approximately $5.1 million applicable to sales returns and allowances. The decline in the gross profit margin was primarily the result of these markdowns, and to a lesser extent, sales returns and allowances.

Selling, General and Administrative Expenses

   Selling, general and administrative expenses increased from $34.0 million in fiscal 1995 to $57.6 million in fiscal 1996. As a percentage of net sales, these costs increased from 17.6% in fiscal 1995 to 22.6% in fiscal 1996. Included in fiscal 1996 are charges totaling $4.2 million, or 1.7% of net sales related to the following: the rescission of the Fashion Avenue acquisition of $0.5 million; severance relating to departing employees caused by the events as described in Part 1, Item 1 of $0.9 million; litigation expenses related to the events as described in Part 1, Item 1 of $1.2 million; and professional fees for the events as described in Part 1, Item 1 and special investigation of $1.6 million. Excluding these charges, the balance of SG&A for fiscal 1996 is $53.4 million or 20.9% of net sales. Of the $19.4 million year to year change, as adjusted, $12.9 million (excluding distribution expenses) or 5.1% of net sales, relates to Beldoch and Oak Hill which were only included for six months and five months, respectively, in fiscal 1995. Additionally, distribution expense increased by $3.8 million to $7.8 million in fiscal 1996 or 3.1% of net sales, a 1.0 percentage point increase over 1995. The increase is related to the opening of a new distribution facility in Summerville, South Carolina and the closing of two distribution centers in Mississippi and New York.

Loss From Operations

   In fiscal 1996 the Company reported a loss from operations of $6.5 million versus fiscal 1995 operating income of $13.4 million principally related to the inventory adjustments and sales allowances and the $4.2 million of costs discussed in the preceding paragraph.

Interest Expense

   Interest expense increased by $1.1 million from $4.1 million in fiscal 1995 to $5.2 million in fiscal 1996. The increase in interest expense was primarily due to the increased working capital needs of the Company resulting from the acquisitions in 1995, which were funded by the revolving credit agreement. These increases in borrowing and interest more than offset the decline in interest expense as a result of reduced borrowing under the Company's Senior Term Loan. As a percentage of net sales, interest expense declined from 2.1% during fiscal 1995 to 2.0% in fiscal 1996.

Provision For Income Taxes

   The Company's tax benefit in fiscal 1996 amounts to 28.6% of pre-tax losses as compared to a provision of 43.2% for fiscal 1995. The benefit in fiscal 1996 is lower than the Company's historical tax rate due to the recording of a valuation allowance on a portion of deferred tax assets related to state net operating loss carryforwards.

Net Income

   In fiscal 1996 the Company reported a net loss of $8.3 million, or ($0.59) per share, as a result of the factors described above, versus fiscal year 1995 net income of $5.2 million, or $0.38 per share.

COMPARISON OF FISCAL 1995 WITH FISCAL 1994

Net Sales

   Net sales increased by $42.2 million, or 27.9%, from $151.1 million in fiscal 1994 to $193.3 million in fiscal 1995. This increase was entirely the result of sales from Oak Hill Sportswear and Beldoch Industries, which were acquired during the third quarter of fiscal 1995 and contributed $78.4 million to fiscal 1995 net sales, which more than offset declines in the other divisions. The Company continues to stress its strategy of diversifying its product mix while selling to a broad range of retail stores.

Gross Profit

   Gross profit for fiscal 1995 was $51.2 million, or 26.5% of net sales, compared to $44.8 million, or 29.6% of net sales, during fiscal 1994. The decline in gross profit margin was due primarily to costs related to the discontinuance of certain of the Company's product lines (primarily intimate apparel sold only to the mass merchants) totaling $5.1 million, or 2.6% of net sales.

Selling, General And Administrative Expenses

   Selling, general and administrative expenses increased from $26.8 million in fiscal 1994 to $34.0 million in fiscal 1995 primarily as a result of increased sales. As a percentage of net sales, these costs declined from 17.7% in fiscal 1994 to 17.6% in fiscal 1995.

Restructuring Charge

   The Company took a restructuring charge of $2.8 million during the fourth quarter of fiscal 1995 as described in Note 15 of the Consolidated Financial Statements.

Other Income

   The Company sold the rights to the Ship 'N Shore trademarks during the first quarter of fiscal 1994 resulting in a pre-tax gain of $1.1 million.

Income From Operations

   In fiscal 1995 the Company reported income from operations of $13.4 million versus fiscal 1994 operating income of $18.0 million.

Interest Expense

   Interest expense increased from $2.9 million during fiscal 1994 to $4.1 million during fiscal 1995. The increase was the result of reduced borrowings under the Company's Senior Term Loan with The Prudential Insurance Company of America, Pruco Life Insurance Company of America, Pruco Life Insurance and Prudential Reinsurance Company (The "Prudential Senior Term Loan"), which was repaid in full on February 2, 1995, offset by higher average borrowings under the Company's Credit Facility required to support higher working capital needs and to finance the third quarter acquisitions of Beldoch Industries and Oak Hill Sportswear.

Provision For Income Taxes

   The Company provided for taxes at an effective rate of 43.2% for fiscal 1995 and 40.0% for fiscal 1994. The increase was due to an increase in non-deductible goodwill amortization.

Net Income

   In fiscal 1995 the Company reported net income of $5.2 million, or $0.38 per share, as a result of the factors described above, versus fiscal 1994 net income of $8.8 million, or $0.66 per share.

COMPARISON OF FISCAL 1994 WITH FISCAL 1993

Net Sales

   Net sales increased by $7.1 million, or 4.9%, from $144.1 million in fiscal 1993 to $151.1 million in fiscal 1994. Sales increases were achieved in the Company's licensed character product lines. The Company continues to stress its strategy of diversifying its product mix while selling to a broad range of retail stores.

Gross Profit

   Gross profit for fiscal 1994 was $44.8 million, or 29.6% of net sales, compared to $43.8 million, or 30.4% of net sales, for fiscal 1993. The decline in gross profit margin was due primarily to the introduction in mid-1994 of intimate apparel which carries a lower gross margin and poor winter weather that resulted in the closing of the sewing plants for thirteen days during the first quarter of 1994.

Selling, General And Administrative Expenses

   Selling, general and administrative expenses increased from $25.3 million in fiscal 1993 to $26.8 million in fiscal 1994 primarily as the result of increased net sales. As a percentage of net sales, these costs increased from 17.6% in fiscal 1993 to 17.7% in fiscal 1994.

Other Income

   The Company sold the rights to the Ship 'N Shore trademarks during the first quarter of fiscal 1994 resulting in a one-time pre-tax gain of $1.1 million.

Interest Expense

   Interest expense declined to $2.9 million during fiscal 1994 as compared to $5.3 million during fiscal 1993. This decline was primarily due to reduced borrowings under the Prudential Senior Term Loan and reductions of long-term indebtedness resulting from the repayment of $27.8 million in indebtedness and accrued interest from the proceeds of the Company's initial public offering in June 1993 and the repayment of an additional $10.0 million of indebtedness with proceeds from the Company's second public offering which closed on May 5, 1994, partially offset by higher average borrowings on the Company's line of credit to support increased working capital needs.

Provision For Income Taxes

   The Company provided for taxes at an effective rate of 40.0% for fiscal 1994 and 39.0% for fiscal 1993.

Extraodinary Items

   The Company wrote off the prepayment penalty associated with the early extinguishment of $10.0 million of debt owed pursuant to the Prudential Senior Term Loan in the second quarter of fiscal 1994. This extraordinary write-off was $491,000 before income taxes, and $295,000 net of taxes. A similar write-off was taken in the second quarter of 1993 of $453,000 (net of taxes) associated with the early extinguishment of certain subordinated loans.

Net Income

   In fiscal 1994 the Company reported net income of $8.8 million, or $0.66 per share, as a result of the factors described above, versus fiscal year 1993 net income of $6.8 million, or $0.69 per share.

LIQUIDITY AND CAPITAL RESOURCES

   The Company's liquidity requirements arise from the funding of working capital needs, primarily inventory and accounts receivable, and the interest and principal payments related to certain indebtedness, and in fiscal 1995, from acquisitions. The Company's borrowing requirements for working capital fluctuate throughout the year, with peak borrowing periods between July and September.

   Capital expenditures were $1.0 million for fiscal 1996, and $1.0 million for fiscal 1995. The Company is permitted to spend up to $1.5 million annually on capital expenditures in accordance with the Chase Manhattan Bank (formerly Chemical Bank) Revolving Credit Agreement described below. The Company has no material capital expenditure commitments.

   At the end of fiscal 1996, direct borrowings were $50.8 and included a senior term loan of $17.5 million and revolving credit of $33.0 million with zero availability. Additionally, the Company had letters of credit outstanding of $19.9 million with unused availability of $5.1 million. At the end of fiscal 1995, direct borrowings and letters of credit outstanding under the prior credit facility were $62.6 million and $11.5 million, respectively.

   On April 15, 1997, the Company agreed in principle to amend the Credit Facility to, among other things, include Donnkenny Apparel, MegaKnits and Beldoch as borrowers. The Facility consists of a term loan, a revolving credit, and a factoring agreement. The purpose of the Facility is to continue to finance increased working capital needs of the Company following the Beldoch and Oak Hill Sportswear acquisition and for general working capital purposes including the issuance of letters of credit. The Facility will expire on March 31, 1999. Under the Facility, The Chase Manhattan Bank would serve as agent (and would hold a 35% interest), The CIT Group/Commercial Services Inc. would serve as collateral agent (and hold a 15% interest), and each of Fleet Bank, N.A. and The Bank of New York would be co-lenders (each holding a 25% interest).

   As of April 1, 1997, the balance of the Term Loan was $16.3 million. The interest rate is equal to the prime rate plus 1 1/2 % per annum. The amortization schedule calls for quarterly payments of $1.3 million, with a balloon payment of $7.5 million due on March 31, 1999. An excess cash flow recapture would be payable annually within 15 days after receipt of the Company's audited fiscal year-end financial statements. In addition, any tax refunds received in excess of $2.0 million applicable to fiscal 1996 or prior fiscal years would be applied to reduce the balloon payment. The default interest would be equal to 2% above the otherwise applicable rate. The Term Loan would carry no prepayment penalty.

   The commitment under the Revolving Credit would be $85.0 million, with sublimits of $70.0 for direct debt and $35.0 for letters of credit. The interest rate would be equal to the prime rate plus 1 % per annum. Borrowings in excess of an allowable overadvance would bear interest at the default interest rate of 2% above the otherwise applicable rate. The Revolving Credit would also require the Company to pay certain letter of credit fees and unused commitment fees. Advances and letters of credit (in the aggregate) would be limited to (i) up to 85% of eligible accounts receivable plus (ii) up to 60% of eligible inventory, plus (iii) an allowable overadvance.

   Under the Factoring Agreement the Company would be charged a factoring commission equal to 0.45% of the gross amount of sales, plus certain customary surcharges.

   Collateral for the Facility includes a first priority lien on all accounts receivable, machinery, equipment, trademarks, intangibles and inventory, a first mortgage on all real property, a pledge of the Company's stock in Beldoch, and a pledge of the Company's stock in Donnkenny Apparel and MegaKnits. The Facility would (i) require the Company to make usual and customary representations and warranties, (ii) provide for certain standard events of default, including change-in-control and cross default provisions,
(iii) provide certain affirmative covenants, and (iv) provide certain negative covenants, including limitations on debt, liens, restricted payments, dividends, mergers, acquisitions, consolidations, asset sales, and other usual and customary negative covenants.

   The Company's operating activities for Fiscal 1996 generated $5.8 million more cash than they used principally as the result of lower net income, decreases in accounts receivable of $1.1 million, decreases in inventories of $3.5 million and increases in accounts payable of $8.1 million.

   During fiscal 1994 and fiscal 1995, the Company's operating activities used more cash than they generated ($5.6 million in fiscal 1994 and $2.7 million in fiscal 1995) primarily as the result of increases in inventory and receivables. Decreases in accounts payable were offset by decreases in inventory and lower net income in fiscal 1995 to produce the $2.7 million use of cash.

   Cash used in fiscal 1996, 1995, and 1994 for the purchase of fixed assets was $1.0 million, $1.0 million and $0.8 million respectively and include purchases of machinery and equipment, office furniture, building improvements and leasehold improvements to the Company's South Carolina Warehouse facility.

   During fiscal 1995, cash used for investment in acquisitions was $29.7 million, net of cash acquired. In June of 1995, the Company acquired all of the issued and outstanding shares of Beldoch for $13.0 million in cash and a $2.0 million note payable within one year of the closing date, bearing interest at 6.0%. The transaction was financed with long-term borrowings. The Company may be obligated to pay the former owners additional consideration based on future earnings levels. Any additional consideration paid will be recorded as goodwill and amortized over the remainder of the 20-year period subsequent to the acquisition. In July of 1995, the Company completed the purchase of certain assets of Oak Hill for $14.6 million, financed by additional borrowings under the Company's revolving credit facility. The excess of the fair market value of net assets acquired were recorded as goodwill and are being amortized over 20 years.

   Cash used in financing activities in Fiscal 1996 was $6.2 million, which represented repayments of $5.0 million for a senior term loan with Chase Manhattan Bank (formerly Chemical Bank), and $2.0 million for the note relating to the acquisition of Beldoch. This was offset by net borrowings under the revolving credit line and proceeds from the exercise of stock options.

   Cash provided by financing activities in fiscal 1995 was $34 million, which represented the net proceeds of $11.3 million of long-term debt, net borrowings of $21.0 million under the revolving credit line, and proceeds of $2.2 million from the exercise of stock options.

   Cash provided by financing activities in fiscal 1994 was $7.0 million, which represented repayments of $13.3 million of long-term debt, offset by net borrowing of $9.5 million and the proceeds from the stock offering.

   The Company believes that the amount available under the revolving credit facility provided by the banking group along with the factoring agreement will be sufficient to support the Company's working capital requirements for the term of the agreement. Additionally, the Company believes that the letter of credit facility will be sufficient to support the Company's projected import business.

OTHER ITEMS AFFECTING THE COMPANY

Competition

   The apparel industry in the United States is highly competitive and characterized by a number of multi-line manufacturers (such as the Company) and a larger number of specialty manufacturers. The Company faces substantial competition in its markets from manufacturers in both categories.

Apparel Industry Cycles and other Economic Factors

   The apparel industry historically has been subject to substantial cyclical variation, with consumer spending on apparel tending to decline during recessionary periods. A decline in the general economy or uncertainties regarding future economic prospects may affect consumer spending habits, which, in turn, could have a material adverse effect on the Company's results of operations and its financial condition.

Retail Environment

   Various retailers, including some of the Company's customers, have experienced declines in revenue and profits in recent periods and some have been forced to file for bankruptcy protection. To the extent that these financial difficulties continue, there can be no assurance that the Company's financial condition and results of operations would not be adversely affected.

Seasonality of Business and Fashion Risk

   The Company's principal products are organized into seasonal lines for resale at the retail level during the Spring, Summer, Transition, Fall and Holiday Seasons. Typically, the Company's products are designed as much as one year in advance and manufactured approximately one season in advance of the related retail selling season. Accordingly, the success of the Company's products is often dependent on the ability of the Company to successfully anticipate the needs of the Company's retail customers and the tastes of the ultimate consumer up to a year prior to the relevant selling season.

Foreign Operations

   The Company's foreign sourcing operations are subject to various risks of doing business abroad, including currency fluctuations (although the predominant currency used is the U.S. Dollar), quotas and, in certain parts of the world, political instability. Any substantial disruption of its relationship with its foreign suppliers could adversely affect the Company's operations. Some of the Company's imported merchandise is subject to United States Customs duties. In addition, bilateral agreements between the major exporting countries and the United States impose quotas, which limit the amount of certain categories of merchandise that may be imported into the United States. Any material increase in duty levels, material decrease in quota levels or material decrease in available quota allocation could adversely affect the Company's operations.

Factors that May Affect Future Results and Financial Condition.

   This Form 10-K contains or incorporates by reference forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Where any such forward-looking statement includes a statement of the assumptions or bases underlying such forward-looking statement, the Company cautions that assumed facts or bases almost always vary from the actual results, and the differences between assumed facts or bases and actual results can be material, depending on the circumstances. Where, in any forward-looking statement, the Company or its management expresses an expectation or belief as to future results, there can be no assurance that the statement of the expectation or belief will result, or be achieved or accomplished. The words "believe", "expect", "estimate", "project", "seek", anticipate and similar expressions may identify forward-looking statements. The Company's future operating results and financial condition are dependent upon the Company's ability to successfully design, manufacture, import and market apparel.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   See Financial Statements following Item 14 of this Annual Report on Form
10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   As previously reported on the Company's Form 8-K filed November 12, 1996, on November 4, 1996 the Company's then auditors, KPMG Peat Marwick LLP, informed the Company that they were resigning. They informed the Company that they would no longer be able to rely on representations of financial management and that they did not have access to sufficient, credible information from others within the Company to enable them to continue as auditors. On December 17, 1996, Deloitte & Touche LLP accepted appointment to serve as the Company's new auditors.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

   Richard Rubin was the Chairman of the Board, President and Chief Executive Officer of the Company until December 18, 1996, when he resigned from all positions with the Company. Mr. Rubin joined the Company in 1978 as the national sales manager for the Company's Kenny Classics division. In 1982, he became President of Kenny Classics. In 1985, Mr. Rubin was named President and Chief Executive Officer of the Company.

   Harvey A. Appelle, a director of the Company, was appointed Chairman of the Board and Chief Executive Officer of the Company on December 19, 1996. Mr. Appelle has been the President of HarGil Capital Associates Ltd., a private investment firm, since 1994. From 1985 to 1993, he was a Managing Director of the Investment Banking Division of Merrill Lynch Pierce Fenner & Smith Inc. and a Senior Vice President of Merrill Lynch Interfunding Inc. Mr. Appelle is 52 years old.

   James W. Crystal, a director of the Company, has been President since 1978, and Chairman of the Board since 1989, of Frank Crystal & Co., Inc., international insurance brokers. Mr. Crystal is 59 years old.

   Sidney Eagle, a director of the Company, has been a principal of the law firm Eagle & Fein, or its predecessor, for more than the past five years. Mr. Eagle is 61 years old.

   Harvey Horowitz, a director of the Company, became Vice President and General Counsel of the Company on October 1, 1996. Prior thereto he was a partner of the law firm Squadron, Ellenoff, Plesent & Sheinfeld, LLP, for more than the past five years. Mr. Horowitz is 54 years old.

   Edward T. Creevy, C.P.A., was the Chief Financial Officer and Vice President of the Company from 1989 until December 18, 1996, when he resigned from all positions with the Company.

   Ronald Hollandsworth was Corporate Controller of the Company from 1989 until December 18, 1996, when he resigned from all positions with the Company.

   Stuart S. Levy has been Vice President-Finance and the Chief Financial Officer of the Company since November 4, 1996. From January 1993 to July 1996, Mr. Levy was Vice President of Finance and Chief Financial Officer of Xpedite Systems, Inc., a publicly-held provider of enhanced fax services. From August 1996 through October 1996, Mr. Levy provided services to Xpedite Systems, Inc., in connection with the completion and integration of international acquisitions. Prior thereto, he was a financial consultant to an investment group since 1988. Mr. Levy also serves as Assistant Secretary of the Company. Mr. Levy is 55 years old.

   Lynn Siemers-Cross became President and Chief Operating Officer of the Company on April 14, 1997. Prior thereto she was President of the Oak Hill Division, and has been continuously employed by Oak Hill for more than five years. Ms. Siemers-Cross is 38 years old.

ITEM 11. EXECUTIVE COMPENSATION

   The following table sets forth compensation paid for the fiscal years ended December 31, 1996, December 2, 1995 and December 3, 1994, to those persons who were, at December 31, 1996 (i) the chief executive officer and
(ii) the other most highly compensated executive officers of the Company, who are the only other executive officers of the Company (collectively, the "Named Executive Officers"). The information in the following tables with respect to the number of shares of Common Stock underlying options, option exercise prices and the number of shares of Common Stock acquired upon the exercise of options has been retroactively restated to reflect the two-for-one stock split paid to all holders of Common Stock of record on December 4, 1995 (the "Stock Split").

                          SUMMARY COMPENSATION TABLE

                                                    ANNUAL COMPENSATION
-----------------------------  --------  ----------------------------------------
                                                                     OTHER ANNUAL
                                 FISCAL                              COMPENSATION
NAME AND PRINCIPAL POSITION       YEAR      SALARY       BONUS           (1)
-----------------------------  --------  ----------  ------------  --------------
Richard Rubin
 President and Chief             1996     $604,167    $        0      $60,574(2)
 Executive Officer until         1995      500,000     1,500,000       57,249(4)
 December 18, 1996               1994      500,000     1,750,000       62,506(6)
Edward T. Creevy                 1996     $196,667    $        0      $88,220
 Chief Financial Officer,        1995      190,000       205,000       59,696
 V.P. until November 4, 1996     1994      188,750       200,000            0
Ronald Hollandsworth             1996     $140,652    $  100,000      $67,520
 Corporate Controller until      1995      120,000       100,000       63,435
 November 4, 1996                1994      118,628       100,000            0
Harvey Appelle(7)
 Chairman of the Board and
 Chief Executive Officer         1996            0             0            0
Harvey Horowitz(7)
 Vice President and General
 Counsel                         1996      124,444             0            0
Stuart S. Levy(7)
 Vice President--Finance and
 Chief Financial Officer         1996       31,667             0            0


                    (RESTUBBED TABLE CONTINUED FROM ABOVE)

                                          LONG TERM
                                        COMPENSATION
                                           AWARDS
-----------------------------  -----------------------------  -------------
                                                  SECURITIES
                                                  UNDERLYING
                                  RESTRICTED       OPTIONS/      ALL OTHER
NAME AND PRINCIPAL POSITION      STOCK AWARDS        SARS      COMPENSATION
-----------------------------  ---------------  ------------  -------------
Richard Rubin
 President and Chief                                25,000     $72,233(3)
 Executive Officer until                            50,000      51,950(3)
 December 18, 1996             $1,354,688(8)             0      46,908(3)
Edward T. Creevy                                    10,000     $ 1,740(6)
 Chief Financial Officer,                           20,000       1,740(6)
 V.P. until November 4, 1996   $ 270,938(8)         20,000       1,020(6)
Ronald Hollandsworth                                 5,000     $   488(6)
 Corporate Controller until                         10,000         409(6)
 November 4, 1996              $ 162,563(8)         20,000         339(6)
Harvey Appelle(7)
 Chairman of the Board and
 Chief Executive Officer             0               2,500(9)        0
Harvey Horowitz(7)
 Vice President and General
 Counsel                             0               2,500(9)      960(6)
Stuart S. Levy(7)
 Vice President--Finance and
 Chief Financial Officer             0                   0         470


------------
(1) Includes only items which are, in the aggregate, greater than or equal to the lesser of $50,000 or 10% of the total annual salary and bonus.
(2) This amount represents a car allowance of $17,800, health insurance premiums of $19,924 and disability insurance premiums of $22,850.
(3) Represents insurance premiums paid by, or on behalf of, the Company during the covered fiscal year with respect to term and whole life insurance for the benefit of the Named Executive Officer.
(4) This amount represents a car allowance of $17,904, health insurance premiums of $19,782 and disability insurance premiums of $19,563.
(5) This amount represents a car allowance of $19,619, health insurance premiums of $16,651 and disability insurance premiums of $26,236.
(6) Represents insurance premiums paid by, or on behalf of, the Company during the covered fiscal year with respect to term life insurance for the benefit of the Named Executive Officer.
(7)    This individual became an executive officer of the Company in 1996.
(8) On April 19, 1996, pursuant to the terms of the Company's 1996 Restricted Stock Plan, Mr. Rubin was granted 75,000 shares, Mr. Creevy was granted 15,000 shares and Mr. Hollandsworth was granted 9,000 shares of restricted stock. The closing price of the Company's common stock on April 19, 1996 was $18.0625. As at December 31, 1996, all of these restricted stock awards had been forfeited under the terms of their grants.
(9) Represents options granted pursuant to the Company's 1994 Non-Employee Director Option Plan.

EMPLOYMENT AGREEMENTS

Harvey Appelle

   On April 14, 1997, the Company's Board of Directors authorized the Company to enter into a three year employment agreement with Mr. Appelle to serve as Chairman of the Board and Chief Executive Officer. The agreement will provide for a base annual salary of $400,000 for each of the first two years, increasing to $500,000 for the third year, and a discretionary performance bonus based on achievement of goals set annually by the Compensation Committee of the Board, as well as certain insurance and other benefits.

   In addition, in connection with the execution of the employment agreement, the Compensation Committee authorized grants to Mr. Appelle of 150,000 restricted shares and options to purchase an aggregate of 150,000 additional shares at a price equal to the closing price of the Common Stock on the date of grant. The agreement will further provide for an incentive cash bonus equal to the appreciation over five years of 50,000 shares of stock. The restricted shares, options and right to receive the incentive cash bonus will vest over the term of the agreement, subject to acceleration in the event of a change in control of the Company.

   The agreement will provide that in the event Mr. Appelle's employment is terminated (except in certain limited circumstances) following a change in control of the Company, Mr. Appelle will have the right to receive severance benefits equal to three times the sum of the last annual salary inclusive of performance bonus (but not incentive bonus).

Lynn Siemers-Cross

   On April 14, 1997, the Company's Board of Directors authorized the Company to enter into a four-year employment agreement with Ms. Siemers-Cross to serve as President and Chief Operating Officer. The agreement will provide for a base annual salary of $500,000, a discretionary performance bonus based on achievement of goals set annually by the Compensation Committee, but not less than $150,000 for fiscal 1997, as well as certain insurance and other benefits.

   In addition, in connection with the execution of the employment agreement, the Compensation Committee authorized grants to Ms. Siemers-Cross of 150,000 restricted shares and options to purchase an aggregate of 150,000 additional shares at a price equal to the closing price of the Common Stock on the date of grant. The agreement will further provide for an incentive cash bonus equal to the appreciation over five years of 50,000 shares of stock. The restricted shares, options and right to receive the incentive cash bonus will vest over the term of the agreement, subject to acceleration in the event of a change in control of the Company.

   The agreement will provide that in the event Ms. Siemers-Cross' employment is terminated (except in certain limited circumstances) following a change in control of the Company, Ms. Siemers-Cross will have the right to receive severance benefits equal to three times the sum of the last annual salary inclusive of performance bonus (but not incentive bonus).

Harvey Horowitz

   On September 5, 1996, Mr. Horowitz entered into a three-year employment agreement with a subsidiary of the Company to serve as Vice President, General Counsel and Director of Operations. The agreement provides for a base annual salary of $400,000, with an annual increase of 5% for each subsequent year, a non-discretionary performance bonus based on achievement of certain pre-tax profit goals, a discretionary performance bonus based on achievement of pre-tax profits in excess of $30,000,000, as well as certain insurance and other benefits.

   In the event the Company does not renew the agreement, it will pay to Mr. Horowitz compensation for a period of one year following the end of the term of employment.

Stuart S. Levy

   On January 28, 1997, Mr. Levy entered into a two year employment agreement with the Company to serve as Chief Financial Officer, Vice President-Finance and Assistant Secretary. The agreement provides for an annual salary of $335,000, which will increase on November 4, 1997 to $350,000, an annual bonus based on the performance of Mr. Levy and the Company, as well as certain insurance and other benefits.

   The Agreement provides for a grant of 5,000 restricted shares of Common Stock, and options to purchase 100,000 shares of Common Stock at a price of $4.43 per share, vesting over three years.

   The Agreement provides for severance payments to be based on the current year's salary and the preceding year's bonus and to continue for the longer of the remaining term under the Agreement or six months after termination.

                          1996 STOCK OPTIONS GRANTS

   The Company strives to distribute stock option awards broadly throughout the organization. Stock option awards are based on the individual's position and contribution to the Company. The Company's long term performance ultimately determines compensation from stock options because stock option value is entirely dependent on the long term growth of the Company's common stock price.

   The following table sets forth certain information concerning options granted to the Chief Executive Officer and the Named Executive Officers during Fiscal 1996, including information concerning the potential realizable value of such options.

                      OPTION GRANTS IN LAST FISCAL YEAR

                                                                                POTENTIAL REALIZABLE
                                                                                  VALUE AT ASSUMED
                                                                               ANNUAL RATES OF STOCK
                                                                               PRICE APPRECIATION FOR
                                         INDIVIDUAL GRANTS                        OPTION TERM (1)
                      ------------------------------------------------------  ----------------------
                        NUMBER OF     % OF TOTAL #
                        SECURITIES     OF OPTIONS
                        UNDERLYING     GRANTED TO
                          OPTION       EMPLOYEES      EXERCISE
                         GRANTED       IN FISCAL     PRICE (4)    EXPIRATION
NAME                       (#)            YEAR         ($/SH)        DATE        5%($)       10%($)
--------------------  ------------  --------------  ----------  ------------  ----------  ----------
Richard Rubin........    25,000(2)       11.83%       $18.125     4/19/2006     $284,968    $722,165
Edward T. Creevy ....    10,000(2)        4.73%        18.125     4/19/2006      113,987     288,866
Ronald
 Hollandsworth.......     5,000(2)        2.37%        18.125     4/19/2006       56,994     144,433
Harvey A. Appelle ...     2,500(3)        1.18%        18.125     4/19/2006       28,497      72,216
Harvey Horowitz......     2,500(3)        1.18%        18.125     4/19/2006       28,497      72,216
Stuart S. Levy.......           0         0.00%           N/A           N/A          N/A         N/A

------------
(1) The dollar amounts under these columns are the result of calculations at the 5% and 10% rates set by the SEC and, therefore, are not intended to forecast possible future appreciation, if any, of the Company's stock price.
(2)    These options expired as of March 31, 1997.
(3) Represents options granted to Messrs. Appelle and Horowitz as directors pursuant to the Company's 1994 Non-Employee Director Option Plan.
(4) All options were granted at an exercise price equal to the market value of the Company's common stock on the date of grant.

                               AGGREGATE OPTION
                      EXERCISES IN LAST FISCAL YEAR AND
                       FISCAL YEAR END OPTION VALUES(1)

                                                          NUMBER OF SECURITIES            VALUE OF UNEXERCISED
                                                         UNDERLYING UNEXERCISED               IN-THE-MONEY
                             SHARES                            OPTIONS AT                      OPTIONS AT
                            ACQUIRED                       DECEMBER 31, 1996              DECEMBER 31, 1996(2)
                           ON EXERCISE     VALUE    ------------------------------  ------------------------------
NAME                           (#)        REALIZED    EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
-----------------------  -------------  ----------  -------------    -------------    -----------    -------------
Richard Rubin(3)........          0       $     0       75,000               0           $  0            $  0
Edward T. Creevy(3) ....     14,000        88,220        4,800          49,200              0               0
Ronald
 Hollandsworth(3).......      8,000        67,520        7,200          37,800              0               0
Harvey Appelle..........          0             0       22,500               0              0               0
Harvey Horowitz.........          0             0       22,500               0              0               0
Stuart S. Levy..........        N/A           N/A          N/A             N/A            N/A             N/A

------------
(1) All options were granted at an exercise price equal to market value of the Company's common stock on the date of grant.

(2) Amount reflects the market value of the underlying shares of the Company's common stock at the closing sales price reported on the Nasdaq National Market on December 31, 1996 ($4.625 per share, which amount has been retroactively adjusted to reflect the Stock Split) less the exercise price of each option.
(3)    These options expired as of March 31, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

   The following table sets forth certain information, as of March 15, 1997, with respect to beneficial ownership of the Company's Common Stock by: (i) each of the Company's directors, (ii) each of the Company's Named Executive Officers, (iii) each person who is known by the Company beneficially to own more than 5% of the Company's Common Stock, and (iv) by all directors and executive officers of the Company as a group. All information in the table below with respect to the Common Stock of the Company has been restated to reflect the two-for-one stock split paid to all holders of Common Stock of record on December 4, 1995.

                  NAME AND ADDRESS                      COMMON STOCK
                OF BENEFICIAL OWNER                  BENEFICIALLY OWNED  PERCENTAGE OWNED
--------------------------------------------------  ------------------  ----------------
Richard Rubin(7)  ....................................     479,640              3.41%
 920 Park Avenue
 New York, NY 10028
Shaenen Fox Capital .................................      859,350(1)           6.11%
 Management LLC
 200 Park Avenue
 Suite 3900
 New York, NY 10166
Pax Clearing Company ................................    1,199,200(2)           8.52%
 Limited Partnership Capital
 440 South LaSalle Street
 Suite 3100
 Chicago, IL 60605
Putnam Investments, Inc..............................    1,087,300(1)           7.73%
 1 Post Office Square
 Boston, MA 02109
Pioneering Management Corporation ..................       730,000(1)           5.19%
 60 State Street
 Boston, MA 02109
Edward T. Creevy(7) .................................        6,000              *
 11 Nappa Drive
 Westport, CT 06886
Ronald Hollandsworth(7) .............................         None              *
 190 Brookhaven Drive
 Wytheville, VA 24382
Harvey A. Appelle(3) ..............................         32,500              *
James W. Crystal(4) ...............................         23,500              *
Sidney Eagle(5) ...................................         19,300              *
Harvey Horowitz(6) ................................         22,500              *
Stuart S. Levy(8) .................................          5,000              *
All directors and officers as a group (5 persons)          102,800              *

------------
*      Less than 1%.
(1) Based on information contained in a Schedule 13G filed with the Company.

(2) Based on information contained in a Schedule 13D filed with the Company.
(3) Includes 22,500 shares underlying stock options which have been granted to Harvey A. Appelle pursuant to the Company's 1994 Non-Employee Director Option Plan. Such options are currently exercisable.
(4) Includes 22,500 shares underlying stock options which have been granted to James Crystal pursuant to the Company's 1994 Non-Employee Director Option Plan. Such options are currently exercisable.
(5) Includes 17,500 shares underlying stock options which have been granted to Sidney Eagle, pursuant to the Company's 1994 Non-Employee Director Option Plan. Such options are currently exercisable.
(6) Includes 22,500 shares underlying stock options which have been granted to Harvey Horowitz, pursuant to the Company's 1994 Non-Employee Director Option Plan. Such options are currently exercisable.
(7)    Based on information contained in a Form 4 filed with the Company.
(8)    Shares to be issued pursuant to Mr. Levy's employment agreement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Mr. Crystal is Chairman and President of Frank Crystal & Co., Inc., which provides insurance brokerage services to the Company. Frank Crystal & Co., Inc. received approximately $154,000 in commissions during 1996 for services rendered to the Company.

   Mr. Rubin was a party to an employment agreement with a subsidiary of the Company, and is a party to a settlement agreement, as described in "Business--Significant Financial and Business Developments."

   Until October 1, 1996, Mr. Horowitz was the managing partner of Squadron, Ellenoff, Plesent & Sheinfeld, LLP, which performs legal services for the Company. During 1996, the Company paid approximately $494,000 in fees and disbursement reimbursement to Squadron, Ellenoff, Plesent & Sheinfeld, LLP. Mr. Horowitz is a party to an employment agreement with a subsidiary of the Company, as set forth in Exhibit 10.35 hereto.

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

   (a) The following documents are filed as part of this report:

     1. The following financial statements:

        Independent Auditors' Report

        Consolidated Balance Sheets at December 31, 1996, December 2, 1995 and December 3, 1994

      Consolidated Statements of Operations for the Fiscal Years ended December 31, 1996, December 2, 1995 and December 3, 1994

      Consolidated Statements of Stockholders' Equity for the Fiscal Years ended December 31, 1996, December 2, 1995 and December 3, 1994

      Consolidated Statements of Cash Flows for the Fiscal Years ended December 31, 1996, December 2, 1995 and December 3, 1994

      Notes to Consolidated Financial Statements

     2. Financial Statement Schedule

      Valuation and Qualifying Accounts

     3. The Exhibits, which are listed on the Exhibit Index attached hereto.

   (b) Reports on Form 8-K

   The Company filed, during the last quarter of Fiscal 1996, the following reports on Form 8-K:

   A report on Form 8-K on December 19, 1996, stating that the Company had been informed that the Securities and Exchange Commission was formally investigating various matters relating to the Company's financial statements and to trading in the Company's securities; that, as of November 19, 1996, Mr. Thomas E. Constance had resigned as a member of the Company's Board of Directors; that, as of December 18, 1996, Mr. Richard Rubin had resigned as the Company's President and Chief Executive Officer; and that the Company had issued a press release to the effect that Mr. Harvey Appelle had been named Chairman of the Board of Directors of the Company, and also that the Company's Board of Directors had appointed an Executive Operating Committee.

   A report on Form 8-K on November 12, 1996, stating that on November 4, 1996 KPMG Peat Marwick LLP, the Company's certifying accountant, had orally advised the Company of its resignation; stating the reasons for such resignation; stating that, on November 5, 1996, the Company had received from KPMG Peat Marwick a letter affirming its resignation; and stating that the Company had selected Deloitte & Touche LLP as its new independent auditors.

   A report on Form 8-K on October 18, 1996, in which the Company confirmed its announcement that it was changing its fiscal year to one ending on December 31, 1996, and that it expected to file amended quarterly reports for the 1995 fiscal year and the first two quarters of the 1996 fiscal year to reflect adjustments to the timing of recognition of sales revenues. The report further stated that the Company's Form 10-K for Fiscal 1995 was to be amended with respect to the 1994 and 1995 fiscal years.

   A report on Form 8-K on September 21, 1996, stating that, on September 6, 1996, pursuant to a Stock Purchase Agreement of September 3, 1996, Donnkenny Apparel had acquired all of the outstanding capital stock of Fashion Avenue Knits Inc. and related companies. Further, the report stated that the Company, on September 11, 1996, determined to change its fiscal year to one ending on December 31 of each year, and that its Form 10-Q filing for the third quarter, ending September 30, 1996, would cover the transition period. The report further stated that the Company expected to file amended quarterly reports for the 1995 fiscal year and for the first two quarters of fiscal 1996 to reflect adjustments to the timing of recognition of sales revenues.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 14, 1997

                                          DONNKENNY, INC.
                                          By: /s/ Harvey A. Appelle
                                          -----------------------------------
                                                Harvey A. Appelle, Chairman
                                                of the Board of Directors and
                                                Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

 Dated: April 14, 1997     /s/Harvey A. Appelle
                           -----------------------------------------------------
                           Harvey A. Appelle, Chairman of the Board of
                           Directors and Chief Executive Officer (Principal
                           Executive Officer)

Dated: April 14, 1997      /s/Sidney Eagle
                           -----------------------------------------------------
                           Sidney Eagle, Director

Dated: April 14, 1997      /s/James W. Crystal
                           -----------------------------------------------------
                           James W. Crystal, Director

Dated: April 14, 1997      /s/Harvey Horowitz
                           -----------------------------------------------------
                           Harvey Horowitz, Director



                           /s/ Stuart S. Levy
                           ---------------------------------------------------------
                           Stuart S. Levy, Chief Financial Officer, Vice
                           President-Finance and Assistant Secretary (Principal
Dated: April 14, 1997      Financial and Accounting Officer)

                                EXHIBIT INDEX

   EXHIBIT                                                                                SEQUENTIALLY
     NO.                               DESCRIPTION OF EXHIBIT                             NUMBERED PAGE

-----------  ------------------------------------------------------------------------  -----------------

     3.1 Amended and Restated Certificate of Incorporation of Donnkenny, Inc., dated May 15, 1992.(1)

     3.3     Certificate of Ownership and Merger of DHC Holding Corporation into
             Donnkenny, Inc.(1)

     3.4     Certificate of Amendment to the Amended and Restated Certificate of
             Incorporation of Donnkenny, Inc., dated May 18, 1993.(2)

     3.5     By-laws of Donnkenny, Inc., dated May 18, 1993.(2)

     4.1     Specimen form of Common Stock Certificate.(4)

    10.12    Amended and Restated Donnkenny, Inc. 1992 Stock Option Plan.(9)

    10.13    Form of Indemnification Agreement with Directors and Executive
             Officers.(2)

    10.14    Donnkenny, Inc. Employees Savings 401(k) Plan.(1)

    10.22    Employment Agreement between Richard Rubin and the Company, dated
             September 23, 1992.(3)

    10.23    Lease Purchase Agreement among The Industrial Development Authority of
             Dickenson County, Virginia, Donnkenny, Inc. and the County of Dickenson,
             Virginia, dated July 31, 1989.(3)

    10.24    Loan Agreement between The Industrial Development Authority of Dickenson
             County, Virginia and Donnkenny Apparel, Inc., dated as of June 8,
             1992.(3)

    10.25    Credit Agreement among Donnkenny Apparel, Inc. the Lenders Named therein and Chemical Bank, as Agent, dated February 2, 1995.(5)

    10.26    Satisfaction and Termination Agreement among Donnkenny, Inc., Donnkenny
             Apparel, Inc., The Prudential Insurance Company of America, Pruco Life
             Insurance Company, and Prudential Reinsurance Company, dated February 2,
             1995.(5)

    10.27    Release of Security Interest-Marks among Donnkenny, Inc., Donnkenny
             Apparel, Inc., The Prudential Insurance Company of America, Pruco Life
             Insurance Company and Prudential Reinsurance Company, dated February 2,
             1995.(5)

    10.28    Asset Purchase Agreement between Oak Hill Sportswear Corporation and
             Donnkenny Apparel, Inc., dated as of May 23, 1995,(5) together with
             Amendment No. 1 thereto, dated as of June 26, 1995.(8)

    10.29    Stock Purchase Agreement among Donnkenny Apparel, Inc. and all of the
             Shareholders of Beldoch Industries Corporation, dated June 5, 1995.(6)

    10.30    Credit Agreement among Donnkenny Apparel, Inc., Beldoch Industries
             Corporation, the Guarantors Named therein, the Lenders Named therein and
             Chemical Bank, as Agent, dated June 5, 1995.(7)

   EXHIBIT                                                                                SEQUENTIALLY
     NO.                               DESCRIPTION OF EXHIBIT                             NUMBERED PAGE

-----------  ------------------------------------------------------------------------  -----------------

    10.31    Employment Agreement between Richard Rubin and the Company, dated
             November 30, 1995.(9)

    10.32    Donnkenny, Inc. 1994 Stock Option Plan for Non-Employee Directors.(9)

    10.33    Donnkenny, Inc. 1996 Restricted Stock Plan.(12)

    10.34    Stock Purchase Agreement between Donnkenny Apparel, Inc. and Mel Weiss, dated as of September 3, 1996.(10)

    10.35    Employment Agreement between Harvey Horowitz and the Company, dated
             September 5, 1996.

    10.36    Settlement Agreement between Richard Rubin and the Company, dated
             December 18, 1996.(11)

    10.37 Rescission Agreement between Donnkenny Apparel, Inc. and Mel Weiss, dated as of January 24, 1997.

    10.38    Employment Agreement between Stuart S. Levy and the Company, dated
             January 28, 1997.

    10.39    Term Sheet and Commitment Letter for Credit Agreement.

    21       Subsidiaries of the Company.

    27       Financial Data Schedule.

------------
 1 Incorporated herein by reference to the Company's Registration Statement on Form S-1 (Registration No. 33-48243), as filed with the Commission on May 29, 1992 (the "Registration Statement").
 2 Incorporated herein by reference to Amendment No. 4 to the Registration
   Statement (Registration No. 33-48243), as filed with the Commission on May 24, 1993.
 3 Incorporated herein by reference to Amendment No. 3 to the Registration
   Statement (Registration Statement No. 33-48243), as filed with the Commission on May 10, 1993.
 4 Incorporated herein by reference to Amendment No. 5 to the Registration
   Statement (Registration No. 33-48243), as filed with the Commission on June 11, 1993.
 5 Incorporated herein by reference to the Company's Annual Report on Form
   10-K for the fiscal year ended December 3, 1994.
 6 Incorporated herein by reference to the Company's Report on Form 8-K, as filed with the Commission on June 2, 1995.
 7 Incorporated herein by reference to the Company's Report on Form 8-K, as filed with the Commission on June 17, 1995.
 8 Incorporated herein by reference to the Company's Report on Form 8-K, as filed with the Commission on August 8, 1995.
 9 Incorporated herein by reference to the Company's Annual Report on Form
   10-K for the fiscal year ended December 2, 1995.
12 Incorporated herein by reference to the Company's Report on Form 8-K, as filed with the Commission on September 21, 1996.
11 Incorporated herein by reference to the Company's Report on Form 8-K, as filed with the Commission on December 19, 1996.
12 Incorporated by reference to the Company's 1996 Proxy Statement, filed
   March 22, 1996.

                                  EXHIBIT 21
                         SUBSIDIARIES OF THE COMPANY

 SUBSIDIARY                            JURISDICTION OF INCORPORATION
----------------------------------  ---------------------------------
Christiansburg Garment Company      Delaware
Donnkenny Apparel, Inc.             Delaware
Beldoch Industries Corporation      Delaware
MegaKnits, Inc.                     New York

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Donnkenny, Inc.

   We have audited the accompanying consolidated balance sheets of Donnkenny, Inc. and subsidiaries as of December 31, 1996, December 2, 1995 and December 3, 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 14(a)2. These financial statements and financial statement schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Donnkenny, Inc. at December 31, 1996, December 2, 1995 and December 3, 1994 and the results of their operations and their cash flows for each of the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

   As discussed in Note 2, the accompanying consolidated financial statements for the years ended December 2, 1995 and December 3, 1994 have been restated.

Deloitte & Touche LLP
New York, New York
April 15, 1997

                       DONNKENNY, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                      DECEMBER 31,    DECEMBER 2,    DECEMBER 3,
                                                          1996           1995           1994
                                                    --------------  -------------  -------------
                                                                     (AS RESTATED)  (AS RESTATED)
ASSETS
CURRENT ASSETS:
 Cash..............................................     $  3,998       $  2,688       $  1,606
 Accounts receivable, net of allowances of $2,240,
  $1,946 and $881 in 1996, 1995 and 1994,
  respectively.....................................       29,721         49,834         34,349
 Recoverable income taxes..........................        8,625          6,921          2,308
 Inventories.......................................       46,793         47,660         34,458
 Deferred tax assets...............................        4,439          2,414          1,330
 Prepaid expenses and other current assets ........        1,633          1,464          1,260
                                                    --------------  -------------  -------------
  Total current assets.............................       95,209        110,981         75,311
PROPERTY, PLANT AND EQUIPMENT, NET.................       11,774         12,670          9,552
INTANGIBLE ASSETS..................................       32,450         34,013         24,316
                                                    --------------  -------------  -------------
TOTAL..............................................     $139,433       $157,664       $109,179
                                                    ==============  =============  =============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Current portion of long-term debt.................     $ 50,761       $  7,092       $     85
 Accounts payable..................................       19,476         13,178         16,959
 Accrued expenses and other current liabilities ...        8,055         10,354          3,975
                                                    --------------  -------------  -------------
  Total current liabilities........................       78,292         30,624         21,019
                                                    --------------  -------------  -------------
LONG-TERM DEBT.....................................           --         55,519         28,230
DEFERRED TAX LIABILITIES...........................        5,863          6,287          2,104
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
 Preferred stock $.01 par value; authorized 500
  shares, issued none .............................
 Common stock, $.01 par value; authorized 20,000
  shares, issued and outstanding 14,045, 13,968
  and 13,644 shares in 1996, 1995 and 1994,
  respectively.....................................          140            139            137
 Additional paid-in capital........................       46,344         45,744         43,585
 Retained earnings.................................        8,794         19,351         14,104
                                                    --------------  -------------  -------------
  Total stockholders' equity.......................       55,278         65,234         57,826
                                                    --------------  -------------  -------------
TOTAL..............................................     $139,433       $157,664       $109,179
                                                    ==============  =============  =============

         See accompanying notes to consolidated financial statements.

                       DONNKENNY, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (NOTE 3)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                 YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                DECEMBER 31,    DECEMBER 2,    DECEMBER 3,
                                                    1996           1995           1994
                                              --------------  -------------  -------------
                                                               (AS RESTATED)  (AS RESTATED)
NET SALES....................................   $   255,179     $   193,306    $   151,147
COST OF SALES................................       202,580         142,128        106,389
                                              --------------  -------------  -------------

  Gross profit...............................        52,599          51,178         44,758

OPERATING EXPENSES:
 Selling, general and administrative
  expenses...................................        57,603          34,000         26,772
 Amortization of goodwill and other related
  acquisition costs..........................         1,449             985          1,145
 Restructuring charge........................            --           2,815             --
 Gain on sale of license.....................            --              --         (1,116)
                                              --------------  -------------  -------------
  Operating (loss) income....................        (6,453)         13,378         17,957

OTHER EXPENSE:
 Interest expense............................         5,154           4,135          2,870
                                              --------------  -------------  -------------
  (Loss) income before income taxes and
   extraordinary item........................       (11,607)          9,243         15,087
INCOME TAX PROVISION (BENEFIT)...............        (3,319)          3,996          6,034
                                              --------------  -------------  -------------

(LOSS) INCOME BEFORE
 EXTRAORDINARY ITEM..........................        (8,288)          5,247          9,053

EXTRAORDINARY ITEM--
 Net of income taxes.........................            --              --            295
                                              --------------  -------------  -------------

NET (LOSS) INCOME............................   $    (8,288)    $     5,247    $     8,758
                                              ==============  =============  =============
(LOSS) INCOME PER COMMON SHARE:
 (Loss) income before extraordinary item ....   $     (0.59)    $      0.38    $      0.68
 Extraordinary item..........................            --              --          (0.02)
                                              --------------  -------------  -------------
 Net (loss) income...........................   $     (0.59)    $      0.38    $      0.66
                                              ==============  =============  =============

WEIGHTED AVERAGE NUMBER
 OF COMMON AND COMMON
 EQUIVALENT SHARES OUTSTANDING...............    14,012,116      13,910,342     13,330,192
                                              ==============  =============  =============

         See accompanying notes to consolidated financial statements.

                       DONNKENNY, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      YEAR ENDED DECEMBER 31, 1996, AND
              YEARS ENDED DECEMBER 2, 1995 AND DECEMBER 3, 1994
                                (IN THOUSANDS)

                                                         ADDITIONAL                    TOTAL
                                  PREFERRED    COMMON     PAID-IN      RETAINED    STOCKHOLDERS'
                                    STOCK      STOCK      CAPITAL      EARNINGS       EQUITY
                                -----------  --------  ------------  ----------  ---------------
BALANCE, DECEMBER 4, 1993 .....      $--        $ 62      $32,775      $ 6,945        $39,782
Adjustment of results of prior
 periods.......................       --          --           --       (1,599)        (1,599)
                                -----------  --------  ------------  ----------  ---------------
BALANCE, DECEMBER 4, 1993
 (As restated).................       --          62       32,775        5,346         38,183

 Stock Split (two for one) ....       --          69          (69)          --             --

 Proceeds from stock offering .       --           6       10,879           --         10,885

 Net income (as restated) .....       --          --           --        8,758          8,758
                                -----------  --------  ------------  ----------  ---------------

BALANCE, DECEMBER 3, 1994  (As
restated)......................       --         137       43,585       14,104         57,826
 Exercise of stock options ....                    2        2,159           --          2,161

 Net income (as restated) .....       --          --           --        5,247          5,247
                                -----------  --------  ------------  ----------  ---------------
BALANCE, DECEMBER 2, 1995
 (As restated).................       --         139       45,744       19,351         65,234

 Net loss--December 3, 1995 to
  December 31, 1995 (Note 3) ..       --          --           --       (2,269)        (2,269)

 Exercise of stock options ....                    1          600                         601

 Net loss--year ended December
  31, 1996.....................       --          --           --       (8,288)        (8,288)
                                -----------  --------  ------------  ----------  ---------------

BALANCE, DECEMBER 31, 1996 ....      $--        $140      $46,344      $ 8,794        $55,278
                                ===========  ========  ============  ==========  ===============

         See accompanying notes to consolidated financial statements.

                       DONNKENNY, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                         YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                        DECEMBER 31,    DECEMBER 2,    DECEMBER 3,
                                                            1996           1995           1994
                                                      --------------  -------------  -------------
                                                                       (AS RESTATED)  (AS RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
 (Loss) income before extraordinary item.............    $  (8,288)      $  5,247       $  9,053
 Extraordinary item..................................           --             --           (295)
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Deferred income taxes..............................       (2,449)         1,279            350
  Depreciation and amortization of fixed assets .....        1,911          1,889          1,036
  Amortization of inventory step up..................           --          1,905             --
  Amortization of intangibles and other .............        1,449            985          1,145
  Provision for losses on accounts receivable .......          231          1,065           (237)
 Changes in assets and liabilities, net of the
  effects of acquisitions and disposals:
  Decrease (increase) in accounts receivable ........          876         (9,601)        (5,587)
  Increase in recoverable income taxes...............         (127)        (4,613)        (2,308)
  Decrease (increase) in inventories.................        3,458          2,138        (10,406)
  Decrease in prepaid expenses and other current
   assets............................................        1,378            289            524
  Increase (decrease) in accounts payable............        8,116         (6,286)         3,002
  (Decrease) increase in accrued expenses and other
   current liabilities...............................         (796)         3,012         (1,722)
  Decrease in income taxes payable...................           --             --           (116)
                                                      --------------  -------------  -------------
   Net cash provided by (used in) operating
   activities........................................        5,759         (2,691)        (5,561)
                                                      --------------  -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of fixed assets............................       (1,016)          (962)          (815)
 Acquisitions, net of cash acquired..................           --        (29,715)            --
                                                      --------------  -------------  -------------
   Net cash used in investing activities.............       (1,016)       (30,677)          (815)
                                                      --------------  -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES: ...............
 Repayment of long-term debt.........................       (7,100)       (13,711)       (13,330)
 Proceeds of long-term debt..........................           --         25,000             --
 Repayments under revolving credit line..............     (151,010)       (30,500)       (18,000)
 Borrowings under revolving credit line..............      151,300         51,500         27,500
 Proceeds of stock offering..........................           --             --         10,885
 Proceeds from exercise of stock options.............          600          2,161             --
                                                      --------------  -------------  -------------
   Net cash (used in) provided by financing
   activities........................................       (6,210)        34,450          7,055
                                                      --------------  -------------  -------------
NET (DECREASE) INCREASE IN CASH......................       (1,467)         1,082            679
CASH, AT BEGINNING OF PERIOD.........................        5,465          1,606            927
                                                      --------------  -------------  -------------
CASH, AT END OF PERIOD...............................    $   3,998       $  2,688       $  1,606
                                                      ==============  =============  =============

         See accompanying notes to consolidated financial statements.

                       DONNKENNY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED DECEMBER 31, 1996,
                    DECEMBER 2, 1995 AND DECEMBER 3, 1994
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   NATURE OF BUSINESS -- The Company designs, manufactures, imports and markets a broad line of moderately priced women's sportswear and sleepwear. In addition, the Company manufactures, imports and markets men's, women's and children's sportswear and intimate apparel featuring various licensed cartoon character images. The Company's products are primarily sold throughout the United States by retail chains, department stores and smaller specialty shops.

   PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements include the accounts of Donnkenny, Inc. and its wholly owned subsidiaries (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

   CHANGE IN YEAR END -- In September 1996, the Company adopted December 31 as its fiscal year end. Prior to 1996, the Company's fiscal year ended on the first Saturday in the month of December. Summarized statement of operations and cash flow data for the transition period from December 3, 1995 through December 31, 1995 (the "Transition Period") is included herein (See Note 3).

   PUBLIC OFFERING -- On May 5, 1994, the Company completed a public offering of 5,060,000 shares of common stock of which 1,177,640 shares were sold by the Company and 3,882,360 shares were sold by certain stockholders. The price per share of $10.3725 for the offering resulted in proceeds of $10,885. The net proceeds were used to repay indebtedness, accrued interest and a prepayment penalty.

   INVENTORIES -- Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out method (LIFO) for $28,769 and the first-in, first-out method (FIFO) for the balance of the inventories at December 31, 1996.

   PROPERTY, PLANT AND EQUIPMENT -- Property, plant and equipment are recorded at cost. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the assets or, where applicable, the term of the lease, if shorter.

   Estimated useful lives are as follows:

 Buildings                            9 to 38 years
Machinery and equipment               3 to 10 years
Furniture and fixtures                7 to 10 years
Leasehold improvements                7 to 10 years
                               (or lease term if shorter)

   INTANGIBLE ASSETS -- Goodwill, which represents the excess purchase price over fair value of net assets acquired relates to the acquisition of the Company in 1989, and the sportswear division of Oak Hill Sportswear Corporation ("Oak Hill") in 1995. Goodwill is amortized on a straight-line basis over the expected periods to be benefited, ranging from 20 to 40 years.

   Also included in intangible assets are organizational expenses and costs related to licenses acquired by the Company, which are being amortized using the straight-line method over periods of 5 to 20 years, respectively.

   ASSESSMENT OF ASSET IMPAIRMENT -- The Company periodically assesses the recoverability of the carrying value of long-lived assets, including identifiable intangible assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The assessment of recoverability of the carrying amount of an asset is based on estimated undiscounted future cash flows from the use of the asset and eventual disposition. If the estimated undiscounted future cash flows are less than the carrying value, an impairment loss is charged to operations based on the difference between the carrying amount and the fair value of the asset.

    The Company assesses the recoverability of goodwill by determining whether the amortization of goodwill over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation or asset. If the estimated cash flows are less than the carrying value, an impairment loss is charged to operations based on the difference between the carrying amount and the estimated discounted cash flows.

   INCOME TAXES -- Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. SFAS No. 109 requires that deferred tax assets are to be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

   STOCK SPLIT -- On November 17, 1995, the Board of Directors authorized a two-for-one stock split which was paid to all holders of record on December 4, 1995. All references in the accompanying consolidated financial statements to number of shares, per share amounts, and prices of the Company's common stock for periods prior to December 4, 1995 have been restated to reflect the stock split.

   FAIR VALUE OF FINANCIAL INSTRUMENTS -- The carrying amount of significant financial instruments, which includes accounts receivable, accounts payable and accrued expenses, all approximated fair value as of December 31, 1996, December 2, 1995, and December 3, 1994 due to their short maturities. Bank debt approximates fair value due to its variable interest rate.

   ACCOUNTING FOR STOCK-BASED COMPENSATION -- During 1996, the Company adopted the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, which establishes financial accounting and reporting standards for stock-based employee compensation plans. This statement allows employers to continue to apply previous accounting guidance regarding stock-based compensation and only disclose the proforma impact the accounting provisions of the new standard would have had. The pro forma amounts required to be disclosed will reflect the difference between compensation cost, if any, included in net income and the related cost measured by the fair value based method defined in this Statement.

   USE OF ESTIMATES -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities (such as accounts receivable, inventories, restructuring reserves, and valuation allowances for income taxes), and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. RESTATEMENT OF FINANCIAL INFORMATION

   The Company has restated its financial statements for the years ended December 2, 1995 and December 3, 1994 because of errors discovered for those periods subsequent to the issuance of such financial statements. The financial statements for the years ended December 2, 1995 and December 3, 1994 required restatement to correct the reporting for the recognition of net sales, cost of sales, and certain expenses.

    The impact of the restatement on the Company's balance sheets and statements of operations is summarized as follows:

                                              YEAR ENDED                   YEAR ENDED
STATEMENTS OF OPERATIONS                   DECEMBER 2, 1995             DECEMBER 3, 1994
-----------------------------------  ---------------------------  ---------------------------
                                      (AS ORIGINALLY               (AS ORIGINALLY
                                         REPORTED)     (RESTATED)     REPORTED)     (RESTATED)
Net sales ..........................     $210,270       $193,306      $158,800       $151,147
Gross profit........................       56,351         51,178        46,517         44,758
Operating income....................       13,869         13,378        18,600         17,957
Income before extraordinary charge          5,763          5,247        10,064          9,053
Net income..........................        5,763          5,247         9,769          8,758
Per common share:
 Income before extraordinary item  .     $   0.41       $   0.38      $   0.76       $   0.68
 Net income ........................     $   0.41       $   0.38      $   0.74       $   0.66

 BALANCE SHEET                             DECEMBER 2, 1995             DECEMBER 3, 1994
-----------------------------------  ---------------------------  ---------------------------
                                      (AS ORIGINALLY               (AS ORIGINALLY
                                        REPORTED)     (RESTATED)     REPORTED)     (RESTATED)
Current Assets  ....................     $111,603      $110,981       $ 77,758      $ 75,311
Total Assets  ......................      161,647       157,664        111,626       109,179
Total Liabilities  .................       93,287        92,430         51,190        51,353
Stockholders' Equity  ..............       68,360        65,234         60,436        57,826

3. TRANSITION PERIOD

   The following information represents the condensed consolidated income statement and cash flow information for the transition period from December 3, 1995 to December 31, 1995:

 INCOME STATEMENT DATA
Net sales ............................   $ 6,838
Gross profit..........................       915
Operating expenses ...................     4,339
Operating loss .......................    (3,424)
Other expense ........................      (422)
Net loss before income tax benefit  ..    (3,846)
Net loss .............................    (2,269)
CASH FLOW DATA
Cash flow from operating activities  .   $ 7,827
Cash flows from investing activities         (11)
Cash flow from financing activities  .    (5,039)
Net increase in cash .................     2,777
Cash at beginning of period ..........     2,688
Cash at end of period ................     5,465

4. ACQUISITIONS

   In June 1995, the Company acquired all of the issued and outstanding shares of Beldoch Industries Corporation ("Beldoch") for $13,000 in cash and a $2,000 note payable due within one year of the closing date, bearing interest at 6%. The transaction was financed with long-term borrowings (Note
8). The Company may be obligated to pay the former owners additional consideration based on future earnings levels. Any additional consideration paid will be recorded as goodwill and amortized over the remainder of the 20 year period subsequent to the acquisition.

   In July 1995, the Company completed the purchase of certain assets of Oak Hill for $14,600, financed by additional borrowings under the Company's revolving credit line. The excess of the purchase price over the fair market value of net assets acquired was recorded as goodwill and is being amortized over 20 years.

    The operating results of each acquisition are included in the Company's consolidated results of operations from the respective date of acquisition. The following unaudited pro forma information assumes the acquisitions of Beldoch and Oak Hill were completed as of the beginning of each of the respective years. These results have been presented for comparative purposes only and do not purport to be indicative of results that would have occurred if the acquisitions had been made at the beginning of each of the respective years, or results that may occur in the future:

                         1995        1994
                     ----------  ----------
Net sales ..........   $248,698    $296,458
Operating income ...      8,666      21,069
Net income .........        384       8,461
Earnings per share         0.03        0.63

5. INVENTORIES

   Inventories consist of the following at December 31, 1996, December 2, 1995, and December 3, 1994:

                                      1996       1995      1994
                                   ---------  ---------  --------
Raw materials  ...................  $12,081    $11,071    $ 8,320
Work in process  .................    4,808      4,783      4,314
Finished goods  ..................   29,904     31,806     21,824
                                   ---------  ---------  --------
                                    $46,793    $47,660    $34,458
                                   =========  =========  ========

   If the first-in, first-out method of inventory valuation had been used, inventories would have been approximately $404, $346, and $270 higher than reported at December 31, 1996, December 2, 1995, and December 3, 1994, respectively.

6. PROPERTY, PLANT AND EQUIPMENT

   Property, plant, and equipment consist of the following at December 31, 1996, December 2, 1995, and December 3, 1994:

                                      1996       1995       1994
                                   ---------  ---------  --------
LAND AND LAND IMPROVEMENTS  ......   $   747    $   747   $   747
Buildings and improvements  ......     8,691      8,342     7,039
Machinery and equipment ..........     8,787      9,207     5,718
Furniture and fixtures ...........     1,342      1,021       806
                                   ---------  ---------  --------
                                      19,567     19,317    14,310
Less accumulated depreciation and
 amortization ....................     7,793      6,647     4,758
                                   ---------  ---------  --------
                                     $11,774    $12,670   $ 9,552
                                   =========  =========  ========

7. INTANGIBLE ASSETS

   Intangible assets consist of the following at December 31, 1996, December 2, 1995, and December 3, 1994:

                                   1996       1995       1994
                                ---------  ---------  ---------
Goodwill.......................   $32,059    $32,059    $27,913
Licenses ......................     6,550      6,550        616
                                ---------  ---------  ---------
                                   38,609     38,609     28,529
Less accumulated amortization       6,159      4,596      4,213
                                ---------  ---------  ---------
                                  $32,450    $34,013    $24,316
                                =========  =========  =========

 8. LONG-TERM DEBT

   Long-term debt consists of the following at December 31, 1996, December 2, 1995, and December 3, 1994:

                                1996       1995       1994
                             ---------  ---------  ---------
Revolving credit (a) .......   $33,000    $36,500    $15,500
Senior term (b) ............    17,500     23,750         --
Seller note (c) ............        --      2,000         --
Prudential senior term (d)          --         --     12,368
Other ......................       261        361        447
                             ---------  ---------  ---------
                                50,761     62,611     28,315
Less current maturities  ...    50,761      7,092         85
                             ---------  ---------  ---------
                               $    --    $55,519    $28,230
                             =========  =========  =========

------------
(a) The revolving credit line, which was originally scheduled to expire on February 2, 1999, was modified by the fifth amendment and waiver agreement to waive any defaults through April 30, 1997. The agreement provides for maximum borrowings of up to $35,500. Each advance bears interest at the prime plus 0.5%. At December 31, 1996, the prime rate was 8.25%.
(b) On June 5, 1995, the Company entered into a senior term loan with Chase Manhattan Bank (formerly Chemical Bank) for $25,000. The loan is payable in quarterly installments of $1,250 which began September 30, 1995, with a balloon payment of $7,500 due February 2, 1999. The loan bears interest at the prime rate plus 1.0% at December 31, 1996.
(c) Note payable to former owners of Beldoch which was due and paid in June 1996. This note bears interest at 6%.
(d) The senior term loan from an insurance company with a face amount of $30,000 was issued in February 1990 to refinance then existing indebtedness. This loan was payable in installments that began in March 1992, with the final payment made in February 1995. Interest was payable quarterly at 11.7%.

   The agreements contain certain restrictive covenants which, among other things, require the Company to maintain certain financial ratios, and to restrict investments, additional indebtedness and the payment of dividends.

   The revolving credit and senior term loan are secured by substantially all of the assets of the Company and Beldoch.

New Loan Agreement

   On April 15, 1997, the Company agreed to a new credit facility to amend and replace its existing credit facility. The new facility, which expires on March 31, 1999, consists of a term loan, a revolving credit facility and a factoring agreement.

   The Company's debt under the existing credit facility which was scheduled to expire on February 2, 1999 was classified as current portion of long-term debt as of December 31, 1996 because of the existence of covenant defaults allowing the Company's lenders to call the debt. Upon the closing of the new credit facility, that portion of the Company's debt which is not payable within one year will be long term.

   The term loan, in the original amount of $25,000 is payable in quarterly installments of $1,250 with a balloon payment of $7,500 on March 31, 1999 and bears interest at the prime rate (8.25% at December 31, 1996) plus 1 1/2%. Additional principal payments are required out of excess cash flow, as defined, which includes any tax refunds for 1996 and prior years in excess of $2,000. As a result, an additional $6,625 has been classified as current at December 31, 1996.

    The revolving credit facility provides for borrowings of up to $85,000, subject to an asset based borrowing formula with a direct debt sublimit of $70,000 and a letter of credit sublimit of $35,000. Borrowings under the revolving loan facility bear interest at prime plus 1/2%.

   As part of the aforementioned amendment, the Company agreed to a factoring agreement with a member of the lending group, whereby all accounts receivable will be factored for the duration of the loan agreement.

   As collateral for borrowings under the agreement, the Company has granted the lenders a first priority lien on all accounts receivable, inventory, machinery, equipment and intangibles and pledged the stock of Beldoch and Donnkenny Apparel, Inc.

   The Credit Agreement contains numerous financial and operating covenants, including limitations on additional indebtedness, liens, dividends, stock repurchases and capital expenditures.

   In addition, the Company is required to maintain specified levels of tangible net worth and comply with a maximum cumulative net loss test.

9. INCOME TAXES

   Income tax expense (benefit) for 1996, 1995 and 1994 is comprised of the following:

                       1996       1995      1994
                   ----------  --------  --------
Current:
 Federal..........   $(1,462)    $2,241    $4,762
 State and local         592        476       922
Deferred .........    (2,449)     1,279       350
                   ----------  --------  --------
                     $(3,319)    $3,996    $6,034
                   ==========  ========  ========

   A reconciliation of the statutory Federal tax rate and the effective rate follows:

                                                1996       1995      1994
                                             ---------  --------  --------
Federal statutory tax rate .................     (35)%      35%       35%
State and local taxes, net of Federal
 income tax benefit ........................      (2)        4         3
Losses providing no state and local tax
 benefit....................................       4        --        --
Amortization of nondeductible goodwill .....       3         3         2
Other ......................................       1         1        --
                                             ---------  --------  --------
                                                 (29)%      43%       40%
                                             =========  ========  ========

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

                                          DECEMBER 31,    DECEMBER 2,    DECEMBER 3,
                                              1996           1995           1994
                                        --------------  -------------  -------------
Deferred tax assets:
 Accounts receivable allowances  ......     $   662         $   513        $   427
 Inventory valuation ..................       2,356           1,182            853
 Accrued expenses .....................         584             249             50
 Restructuring charges ................         448             470             --
 State operating loss carryforwards ...         634              --             --
 Other ................................         182              --             --
                                        --------------  -------------  -------------
  Total gross deferred tax assets  ....       4,866           2,414          1,330
  Less valuation allowance ............        (427)             --             --
                                        --------------  -------------  -------------
  Total net deferred tax assets  ......       4,439           2,414          1,330
                                        --------------  -------------  -------------
Deferred tax liabilities:
 Property, plant and equipment  .......      (2,294)         (2,489)        (2,104)
 Intangibles ..........................      (3,569)         (3,798)            --
                                        --------------  -------------  -------------
  Total gross deferred tax liabilities       (5,863)         (6,287)        (2,104)
                                        --------------  -------------  -------------
Net deferred tax liability.............     $(1,424)        $(3,873)       $  (774)
                                        ==============  =============  =============

   As of December 31, 1996, December 2, 1995, and December 3, 1994, the Company has deferred tax assets attributable to accounts receivable allowances, inventory valuation, accrued expenses, restructuring charges and other items. The Company considers these assets to be fully realizable based on the Company's anticipated future earnings and the fact that most of these items are expected to reverse within the next twelve months. At December 31, 1996, the Company recorded a valuation allowance for a portion of its state net operating loss carryforward.

10. COMMITMENTS AND CONTINGENCIES

   a. In November 1996, ten designated class action lawsuits were commenced against the Company and certain former officers in the United States District Court for the Southern District of New York. The complaints in these actions allege various violations of the federal securities laws and seek an unspecified amount of monetary damages and other monetary relief. These actions have now been consolidated pursuant to court order and the plaintiffs have been directed to file a consolidated complaint. As this consolidated complaint has yet to be filed, the Company is not presently in a position to determine the ultimate outcome of these legal proceedings or the impact on their financial condition of the Company.

           In September 1996, the Securities and Exchange Commission ("SEC") obtained an order directing a private investigation of the Company in connection with, among other things, the alleged overstatement of revenues and expenses for certain reporting periods. The Company is continuing to cooperate with the SEC's ongoing investigation. In addition, the Nasdaq Stock Market, Inc. commenced a review of the Company's eligibility for continued listing on the Nasdaq Stock Market. Management believes that the accompanying restated financial statements reflect all adjustments necessary to correct previously issued financial statements.

    b. Rental expense for operating leases for the periods ended December 31, 1996, December 2, 1995 and December 3, 1994 approximated $5,207, $2,996, and $1,729, respectively. Minimum future rental payments as of December 31, 1996 for operating leases with initial noncancelable lease terms in excess of one year, are as follows:

 YEAR ENDING DECEMBER 31,   AMOUNT
------------------------  --------
1997.....................  $ 3,909
1998.....................    3,761
1999.....................    3,475
2000.....................    2,590
2001.....................    2,402
Thereafter ..............   11,643
                          --------
                           $27,780
                          ========

   c. At December 31, 1996, the Company was contingently liable on outstanding letters of credit issued amounting to $19,166.

11. EMPLOYEE BENEFIT PLAN

   The Company sponsors an Employees' Savings 401(k) Plan (the "Plan") covering substantially all of its employees. Contributions to the Plan are made by the Company at the discretion of the Board of Directors. Total contributions to the Plan charged to operations for 1996, 1995 and 1994 amounted to approximately $0, $0 and $302, respectively, exclusive of administrative costs.

12. SUPPLEMENTAL CASH FLOW INFORMATION

   a. Cash paid for interest and income taxes was $4,960 and $2,990, respectively, in 1996, $3,993 and $7,409, respectively, in 1995 and $2,464 and $7,314, respectively, in 1994.

   b. In connection with the acquisition of all the issued and outstanding shares of Beldoch and certain assets of Oak Hill for $32,400 (inclusive of a $2,000 note payable), the Company acquired assets with a fair value of $38,241 and assumed liabilities of $9,987 and recorded goodwill of $4,146.

13. GAIN ON SALE OF LICENSE

   The Company sold the rights to the Ship 'N Shore trademarks in December 1993 resulting in one-time pretax gain of $1,116 equal to $0.05 per share on an after-tax basis.

14. STOCK OPTIONS

   The Company has a stock award and incentive program which permits the issuance up to 2,000,000 options on terms as determined by the Board of Directors.

   Under the terms of the plan, options granted may be either non-qualified or incentive stock options and the exercise price, determined by the Stock Option committee, may not be less than the fair market value of a share on the date of the grant.

    Information regarding the Company's stock option plan is summarized below:

                                             1996                         1995                         1994
                                 ---------------------------  ---------------------------  --------------------------
                                                 WEIGHTED-                    WEIGHTED-                   WEIGHTED-
                                                  AVERAGE                      AVERAGE                     AVERAGE
                                    OPTIONS    EXERCISE PRICE    OPTIONS    EXERCISE PRICE   OPTIONS    EXERCISE PRICE
                                 -----------  --------------  -----------  --------------  ----------  --------------
Outstanding at beginning
 of the year ...................     543,600       $ 8.26         727,000       $7.55         582,000       $ 6.69

Granted ........................     216,350        18.15         198,000        8.14         187,000        10.39
Exercised ......................     (76,100)        7.89        (323,200)       6.69
Canceled .......................     (25,050)       12.80         (58,200)       8.03         (42,000)        7.99
                                 -----------  --------------  -----------  --------------  ----------  --------------
Outstanding at end of year  ....     658,800        11.38         543,600        8.26         727,000         7.55
                                 ===========                  ===========                  ==========
Exercisable at year end ........     268,100                      130,000                     275,000
                                 ===========                  ===========                  ==========
Available for grant at year
 end............................   1,341,200                    1,456,400                   1,273,000
                                 ===========                  ===========                  ==========

   The options outstanding at December 31, 1996 range in price as follows:

 # OF OPTIONS    EXERCISE PRICE
--------------  --------------
    454,100     $6.69-$11.06
    204,700     $18.15
--------------
    658,800
==============


   The Company applies Accounting Principles Board Opinion No. 25, and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans because the exercise price for stock options granted equaled the market price of the underlying stock at the date of grant. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company's net income and earnings per share for the years ended December 31, 1996 and December 2, 1995 would have been reduced to the pro forma amounts indicated below:

                                  1996       1995
                              ----------  --------
Net (loss) income:
 As reported ................   $(8,288)    $5,247
 Pro forma ..................    (8,414)     5,185

Net (loss) income per share:
 As reported ................   $ (0.59)    $ 0.38
 Pro forma ..................     (0.60)      0.37

   The weighted average fair value of the options granted during 1996 and 1995 were $10.49 and $4.29, respectively.

   The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1996 and 1995, respectively: dividend yield of 0% and 0%, volatility of 47% and 36%, risk-free interest rate of 6.90% and 6.41%, and an expected life of 7 years and 7 years.

15. RESTRUCTURING CHARGE

   During the fourth quarter of 1995, the Company adopted a plan of restructuring and recorded a pretax charge of $2,815. The key elements of the restructuring plan include the costs associated with the consolidation of certain manufacturing facilities and the discontinuance of certain product lines. The restructuring provision includes estimated costs of asset write-downs, lease terminations and other charges. As of the December 31, 1996 and December 2, 1995, approximately $1,135 and $1,200 of the charge is represented by an accrual for future expenditures, principally related to lease terminations and the closing of a manufacturing facility.

16. BUSINESS CONCENTRATIONS

   Substantially all of the Company's sales are made to customers in the United States. Sales to one chain store retailer accounted for approximately 19%, 15% and 18% of the Company's sales in fiscal 1996, 1995 and 1994, respectively. Sales to another mass retailer accounted for 15% of the Company's sales in fiscal 1994. No other customers accounted for more than four percent of the Company's sales in fiscal 1996, 1995 and 1994, and no account receivable from any customer exceeded $7,981 at December 31, 1996. The Company estimates an allowance for doubtful accounts based on the creditworthiness of its customers as well as general economic conditions. Consequently, an adverse change in those factors could affect the Company's estimate of its bad debts.

                               DONNKENNY, INC.

                    INDEX TO FINANCIAL STATEMENT SCHEDULE

 SCHEDULE II       VALUATION AND QUALIFYING ACCOUNTS

                                 SCHEDULE II
                               DONNKENNY, INC.

                      Valuation and Qualifying Accounts

                          For the Fiscal Years ended
           December 3, 1994, December 2, 1995 and December 31, 1996

                                 BALANCE OF    CHARGED TO                  BALANCE AT
                                 BEGINNING     COSTS AND                     END OF
                                 OF PERIOD      EXPENSES     DEDUCTIONS      PERIOD
                               ------------  ------------  ------------  ------------
Year ended December 31, 1996:
 Reserve for bad debts           $  897,000      233,000       162,000     $  968,000
 Reserve for discounts            1,112,000    6,357,000     6,197,000      1,272,000
                               ------------                              ------------
                                 $2,009,000                                $2,240,000
                               ============                              ============
Year ended December 2, 1995:
 Reserve for bad debts           $  468,000      795,000       666,000     $  597,000
 Reserve for discounts              413,000    3,686,000     2,750,000     $1,349,000
                               ------------                              ------------
                                 $  881,000                                $1,946,000
                               ============                              ============
Year ended December 3, 1994:
 Reserve for bad debts           $  592,000      169,000       293,000     $  468,000
 Reserve for discounts              526,000    2,483,000     2,596,000        413,000
                               ------------                              ------------
                                 $1,118,000                                $  881,000
                               ============                              ============