Form 10-Q
period 1997-03-31
DONNKENNY INC
filed 1997-05-15
CIK 29693

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

    [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

                                       OR

    [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                         Commission file number 0-21940

                                Donnkenny, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                    51-022889
  -------------------------------                      ----------------
  (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                     Identification No.)

     1411 Broadway, New York, NY                            10018
----------------------------------------                 ----------
(Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code (212) 730-7770
                                                          --------------

                                 NOT APPLICABLE
                 ----------------------------------------------
                 (Former name, former address and former fiscal
                      year, if changed since last report.)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

     Common Stock $0.01 par value                      14,069,940
     ----------------------------            -------------------------------
               (Class)                       (Outstanding at March 31, 1997)

                        DONNKENNY, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (FORM 10-Q)


PART I  - FINANCIAL INFORMATION                                            Page
                                                                           ----
Consolidated financial statements:

     Balance sheets as of March 31, 1997 and December 31, 1996...........   I-1

     Statements of operations for the three months ended
     March 31, 1997 and March 2, 1996....................................  II-1

     Statements of cash flows for the three months ended
     March 31, 1997 and March 2, 1996.................................... III-1

     Notes to Consolidated Financial Statements..........................  IV-1

     Management's Discussion and Analysis of Financial Condition and
     Results of Operations...............................................   V-1

PART II - OTHER INFORMATION

     Legal Proceedings...................................................  VI-1

     Exhibits and Reports on Form 8-K....................................  VI-1

     Signatures..........................................................  VI-2

                        DONNKENNY, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets
                                 (In Thousands)
                      March 31, 1997 and December 31, 1996

                                                               March 31,   December 31,
                                                                 1997          1996
                                                              ----------   ------------
                                                             (unaudited)
                              ASSETS
                              ------
CURRENT:
     Cash                                                      $  2,416      $  3,998
     Accounts receivable - net of allowances of
     $2,400 and $2,240 in 1997 and 1996, respectively            37,399        29,721
     Recoverable income taxes                                     7,955         8,625
     Inventories (Note 2)                                        48,068        46,793
     Deferred Tax Assets                                          4,439         4,439
     Prepaid expenses and other current assets                    2,256         1,633
                                                               --------      --------

                       TOTAL CURRENT ASSETS                     102,533        95,209

Property, plant and equipment, net                               11,422        11,774
Intangible assets                                                32,086        32,450
                                                               --------      --------

Total Assets                                                   $146,041      $139,433
                                                               ========      ========

               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------

CURRENT:
     Current portion of long-term debt                         $  5,101      $ 50,761
     Accounts payable                                            16,928        19,476
     Accrued expenses and other current liabilities               9,744         8,055
                                                               --------      --------

                    TOTAL CURRENT LIABILITIES                    31,773        78,292

Long-term debt, net of current portion                           51,997            --

Deferred income taxes                                             5,863         5,863

STOCKHOLDERS' EQUITY:
    Common stock, $.01 par value.  Authorized 20,000 shares;
    issued and outstanding 14,070 and 13,972
    shares in 1997 and 1996, respectively                           141           140
    Additional paid-in capital                                   46,462        46,344
    Retained earnings                                             9,805         8,794
                                                               --------      --------
         Total stockholders' equity                              56,408        55,278

Total Liabilities and Stockholders' Equity                     $146,041      $139,433
                                                               ========      ========


See accompanying notes to consolidated financial statements.

                        DONNKENNY, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations
                (In Thousands, Except Share and Per Share Data)

                                  (Unaudited)

                                                                Three Months Ended
                                                            ---------------------------
                                                               3/31/97        3/2/96
                                                            ------------   ------------
                                                                            (Restated)
Net sales                                                   $     62,285   $     42,537

Cost of sales                                                     47,303         30,817
                                                            ------------   ------------
     Gross profit                                                 14,982         11,720

Selling, general and administrative expenses                      11,378         12,993

Amortization of excess cost over fair value of net assets
acquired and other related acquisition costs                         364            360

                                                            ------------   ------------
     Operating income (loss)                                       3,240         (1,633)

 Interest expense                                                  1,557          1,113

                                                            ------------   ------------

     Income (loss) before income taxes                             1,683         (2,746)

Income tax provision (benefit)                                       672         (1,083)
                                                            ------------   ------------
     Net income (loss)                                      $      1,011   $     (1,663)
                                                            ============   ============

Net income (loss) per common share                          $       0.07   $      (0.12)
                                                            ============   ============

Weighted average number of common shares outstanding
and common stock equivalents                                  14,063,829     14,012,016
                                                            ============   ============

See accompanying notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                  (Unaudited)

                                                                        Three Months Ended
                                                                    --------------------------
                                                                     March 31,       March 2,
                                                                       1997           1996
                                                                    ----------      ----------
                                                                                    (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                  $  1,011        $ (1,663)

  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
    Depreciation and amortization of fixed assets                         449             526
    Amortization of intangibles                                           364             360
    Provision for losses on accounts receivable                           101             268
    Changes in assets and liabilities:
        (Increase) decrease in accounts receivable                     (7,779)         17,453
        Decrease in recoverable income taxes                              670           2,348
        Increase in inventories                                        (1,275)         (4,024)
        Increase in prepaid expenses and
        other current assets                                             (623)            (90)
        (Decrease) increase  in accounts payable                       (2,548)            742
        Increase (decrease) in accrued expenses and other
        current liabilities                                             1,808          (2,756)
                                                                     --------        --------

              Net cash  (used in) provided by operating activities      7,822         13,164
                                                                     --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of fixed assets                                              (97)           (163)
                                                                     --------        --------

              Net cash used in investing activities                       (97)           (163)
                                                                     --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Repayment of long-term debt                                    (1,250)        (18,299)
        Long-term Borrowings                                            7,587           3,000
        Proceeds from exercise of Stock Options                          --                42
                                                                     --------        --------

              Net cash provided by (used in) financing activities       6,337         (15,257)
                                                                     --------        --------

              NET DECREASE IN CASH                                     (1,582)         (2,256)

CASH, at beginning of quarter                                           3,998           2,688
                                                                     --------        --------

CASH, at end of quarter                                              $  2,416        $    432
                                                                     ========        ========

See accompanying notes to consolidated financial statements.

                                     III-1

                        DONNKENNY, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                      (In Thousands Except Per Share Data)


NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the Rules of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. The Company believes the disclosures made are adequate to make such financial statements not misleading. The results for the interim periods presented are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company's December 31, 1996 Form 10-K which includes restated financial information for the 1994 and 1995 fiscal years. Balance sheet data as of December 31, 1996 has been derived from audited financial statements of the Company.

NOTE 2 - INVENTORIES

Inventories consist of the following:

                                              March 31,  December 31,
                                                1997         1996
                                                ----         ----
Raw materials........................         $13,406      $12,081
Work-in-process.....................            4,700        4,808
Finished goods........................         29,962       29,904
                                               ------       ------
                                              $48,068      $46,793
                                               ======       ======

NOTE 3 - RESTATEMENT OF FINANCIAL INFORMATION

     The Company has restated its financial statements for the years ended December 2, 1995 and December 3, 1994, and intends shortly to restate its financial statements for the quarters within such years as well as the first and second quarters of fiscal 1996, because of errors discovered for those periods subsequent to the issuance of such financial statements related to the recognition of net sales, cost of sales and certain expenses. The financial statements for the third quarter of fiscal 1996 will be restated to reflect the rescission of the Fashion Avenue acquisition.

     The impact of the restatement on the Company statement of operations for the first quarter of fiscal 1996 is as follows:

3 MONTHS ENDED                                  March 2, 1996
--------------                            ------------------------
                                          As Originally
STATEMENT OF OPERATIONS                     Reported      Restated

Net sales...............................    $  52,194     $42,537
Gross profit............................       14,877      11,720
Selling, General & Administrative
     expense............................        8,942      12,993
Operating income (loss).................        5,575      (1,633)
Net income (loss).......................        2,655      (1,663)
Per common share:
     Net income (loss)..................        $0.19      ($0.12)


NOTE 4 - CHANGE OF FISCAL YEAR

     On September 11, 1996 the Company changed its fiscal year from one ending on the first Saturday of each year on or after November 30 to one ending on December 31 of each year.

                        DONNKENNY, INC AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                           -------------------------


RESULTS OF OPERATIONS
---------------------

COMPARISON OF QUARTERS ENDED MARCH 31, 1997 AND MARCH 2, 1996
-------------------------------------------------------------

    Net sales increased by $19.8 million, or 46.4% from $42.5 million in the first quarter of fiscal 1996 to $62.3 million in the first quarter of fiscal 1997. The increase in net sales was due primarily to a change in the fiscal year which resulted in the inclusion of March 1997 net sales in the first quarter of fiscal 1997 as compared to the inclusion of December 1995 net sales in the first quarter of fiscal 1996. This change accounted for $15.1 million of the increase. The balance of the increase resulted from the growth in the Oak Hill and Beldoch divisions which more than offset modest declines in the Donnkenny lines and licensed character products.

    Gross profit for the first quarter of fiscal 1997 was $15.0 million, or 24.1% of net sales, compared to $11.7 million, or 27.6% of net sales, during the first quarter of fiscal 1996. The decline was primarily due to lower gross margins in licensed character products.

    Selling, general and administrative expenses declined from $13.0 million for the first quarter of fiscal 1996 to $11.4 million for the first quarter of fiscal 1997. As a percentage of net sales, these expenses declined from 30.5% in the first quarter of fiscal 1996 to 18.3% in the first quarter of fiscal 1997. The decrease in SG&A expenses as a percentage of net sales was due primarily to lower design and sample expenses, sales expenses and administrative expenses. These decreases resulted from greater efficiencies and the synergies created in combining certain business functions.

    Interest expense increased from $1.1 million for the first quarter of fiscal 1996 to $1.6 million for the first quarter of fiscal 1997. The increase resulted from higher average borrowings and to a lesser extent higher interest rates under the Company's credit facility to finance working capital needs.

    The Company provided for taxes at an effective rate of 40.0% for the first quarter of fiscal 1997 and 39.4% for the first quarter of fiscal 1996.

    Net income increased to $1.0 million or $0.07 per share in the first quarter of fiscal 1997 compared to a loss of $1.7 million or ($0.12) per share in the first quarter of fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

    The Company's liquidity requirements arise from the funding of working capital needs, primarily inventory and accounts receivable, and interest and principal payments related to certain indebtedness. The Company's borrowing requirements for working capital fluctuates throughout the year.

Capital expenditures were $0.1 million for the first quarter fiscal 1997 compared to $0.2 million in the first quarter of fiscal 1996. The Company may spend up to $1.5 million annually on capital investments in accordance with the Revolving Credit Agreement described below. The Company has no material capital expenditure commitments.

On April 30, 1997, the Company entered into an amended Credit Facility to, among other things, include the Company's operating subsidiaries Donnkenny Apparel, Inc., MegaKnits, Inc. and Beldoch Industries Corporation, as borrowers. The Credit Facility consists of a Term Loan, a Revolving Credit Agreement, and a Factoring Agreement. The purpose of the amended Credit Facility is to continue to finance increased working capital needs of the Company following the 1995 Beldoch and Oak Hill Sportswear acquisitions and for general working capital purposes including the issuance of letters of credit. The amended Credit Facility will expire on March 31, 1999. Under the amended Credit Facility, the Chase Manhattan Bank serves as agent (and holds a 35% interest), the CIT Group/Commercial Services Inc. ("CIT") serves as collateral agent (and holds a 15% interest), and each of Fleet Bank, N.A. and the Bank of New York are co-lenders (each holding a 25% interest).

As of March 31, 1997, the balance of the Term Loan was $16.3 million. The interest rate is equal to the prime rate plus 1 1/2% per annum. The amortization schedule calls for quarterly payments of $1.3 million, with a balloon payment of $7.5 million due on March 31, 1999. An excess cash flow recapture is payable annually within 15 days after receipt of the Company's audited fiscal year-end financial statements. In addition, any tax refunds received in excess of $2.0 million applicable to fiscal 1996 or prior fiscal years will be applied to reduce the balloon payment. The default interest would be equal to 2% above the otherwise applicable rate. The Term Loan does not carry any prepayment penalty.

The commitment under the Revolving Credit Agreement is $85 million, with sublimits of $70 million for direct borrowings and $35 million for letters of credit. The interest rate is equal to the prime rate plus 1 1/2% per annum. Outstanding borrowings under the Revolving Credit Agreement in excess of an allowable overadvance will bear interest at the prime rate plus 3 1/2%. The Revolving Credit Agreement also requires the Company to pay certain letter of credit fees and unused commitment fees. Advances and letters of credit will be limited to (i) up to 85% of eligible accounts receivable plus (ii) up to 60% of eligible inventory, plus (iii) an allowable overadvance.

On April 30, 1997 the Company also entered into a Factoring Agreement with CIT. The Factoring Agreement provides for a factoring commission equal to 0.45% of the gross amount of sales, plus certain customary surcharges. An additional fee of 0.20% was paid upon the takeover of accounts receivables.

Collateral for the amended Credit Facility includes a first priority lien on all accounts receivable, machinery, equipment, trademarks, intangibles and inventory, a first mortgage on all real property and a pledge of the Company's stock interest in the Company's operating subsidiaries, Donnkenny Apparel Inc., Beldoch Industries Corporation, and Megaknits, Inc.

During the first quarter of fiscal 1997, the Company's operating activities used cash principally as the result of increases in accounts receivables, inventories and decreases in accounts payables offset by increases in accrued expenses. During the first quarter of fiscal 1996, the Company's operating activities provided cash principally as the result of the decrease in accounts receivables, offset by increases in inventory. As a result of the amended Credit Facility discussed above, $52 million was reclassed from short term debt to long term debt. The Company believes that amounts under the Revolving Credit Agreement will be sufficient to offset any negative operating cash flows and capital expenditures and will provide the Company with sufficient cash for its needs for the foreseeable future.

                           PART II. OTHER INFORMATION

Items 1.    Legal Proceedings

               The Company previously reported that the Nasdaq Stock Market,
            Inc. ("NASD") Listing Qualifications Panel (the "Panel"), following a hearing, determined on February 28, 1997 to allow the Company to remain listed on the Nasdaq Stock Market pending submission of certain information by March 31, 1997. On April 1, 1997, the NASD notified the Company that because of its failure to provide such information by March 31, 1997 the NASD would hold a hearing for the purpose of delisting the Company. Prior to the hearing date, the Company provided the requested information and the NASD informed the Company that the delisting hearing was no longer necessary and was canceled.

               On April 10, 1997, the Company was notified that the Nasdaq
            Hearing Review Committee (the "Review Committee") was going to review the Panel's February 28, 1997 decision which permitted the continued listing of the Company on the Nasdaq Stock Market. However, on May 1, 1997, the Company was further informed that the Review committee was no longer going to review that decision. At this time, the Company is not aware of any pending NASD proceedings with respect to the Company.


Item 2.     Not Applicable

Item 3.     Not Applicable

Item 4.     Not Applicable.

Item 5.     Not applicable

Item 6.     Exhibits and Reports on Form 8-K.

(a)         Exhibits:

            1. Eighth Amendment Agreement dated as of April 30, 1997 to the
               Credit Agreement dated as of June 5, 1995 among Donnkenny Apparel, Inc., Beldoch Industries Corporation, the Guarantors Named therein, the Lenders Named therein, and the Chase Manhattan Bank, as agent.

            2. Notification Factoring Agreement dated as of April 30, 1997 between Donnkenny Apparel, Inc. and The CIT Group/Commercial Services.

            3. Notification Factoring Agreement dated as of April 30, 1997 between Beldoch Industries Corporation and The CIT
               Group/Commercial Services.

(b)         Reports on Form 8-K.

               There were no reports filed on Form 8-K during the quarter for which this report is filed.

                              S I G N A T U R E S

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Donnkenny, Inc.


                                            Registrant



Date: May 15, 1997                          /s/ Harvey Appelle
      ------------                          ------------------------------
                                            Harvey Appelle
                                            Chairman of the Board,
                                            President and Chief
                                            Executive Officer



Date: May 15, 1997                          /s/ Stuart S. Levy
      ------------                          ------------------------------
                                            Stuart S. Levy
                                            Vice President - Finance
                                            and Chief Financial Officer,
                                            (Principal Financial Officer)