Form 10-Q/A
period 1995-03-04
DONNKENNY INC
filed 1997-06-12
CIK 29693

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QA

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 4, 1995
                                                -------------

                                      OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

            For the transition period from           to
                                           ----------   ---------

                        Commission file number 0-21940
                                               -------

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes _X_ No ___ and (2) has been
subject to such filing requirements for the past 90 days. Yes X  No   .
                                                             ---   ---

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

        Common Stock $0.01 par value    13,645,640 (as revised for spilt)
        ----------------------------    ---------------------------------
                 (Class)                  (Outstanding at March 4, 1995)

                       DONNKENNY, INC. AND SUBSIDIARIES

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (FORM 10-QA)



                                                                                          Page
                                                                                          ----
PART I  - FINANCIAL INFORMATION

Consolidated financial statements:

        Balance sheets as of March 4, 1995 (unaudited) and December 3, 1994 ............    I-1

        Statements of operations for the three months ended
        March 4, 1995 and March 5, 1994 (unaudited) ....................................   II-1

        Statements of cash flows for the three months ended
        March 4, 1995 and March 5, 1994 (unaudited) ....................................  III-1

        Notes to consolidated financial statements......................................   IV-1

        Management's Discussion and Analysis of Financial Condition and
        Results of Operations ..........................................................    V-1

PART II - OTHER INFORMATION ............................................................   VI-1

        Signatures .....................................................................   VI-2

                       DONNKENNY, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets
                                (In Thousands)
                      March 4, 1995 and December 3, 1994


                                                                      March 4,      December 3,
                                                                        1995           1994
                                                                    -----------     ----------
                                                                     (Restated
                                                                     unaudited)     (Restated)
                                              ASSETS
CURRENT:
     Cash                                                             $  1,590       $  1,606
     Accounts receivable - net of allowances of
     $797 and $881 in 1995 and 1994, respectively                       18,635         34,349
     Recoverable income taxes                                            2,454          2,308
     Inventories (Note 2)                                               46,563         34,458
     Deferred tax assets                                                 1,330          1,330
     Prepaid expenses and other current assets                           1,460          1,260
                                                                      --------       --------

                                       TOTAL CURRENT ASSETS             72,032         75,311

Property, plant and equipment, net                                       9,576          9,552
Intangible assets                                                       24,122         24,316
                                                                      --------       --------

Total Assets                                                          $105,730       $109,179
                                                                      ========       ========

                               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT:
     Current portion of long-term debt                                $     87       $     85
     Accounts payable                                                   13,725         16,959
     Accrued expenses and other current liabilities                      3,810          3,975
                                                                      --------       --------

                                    TOTAL CURRENT LIABILITIES           17,622         21,019

Long-term debt, net of current portion                                  28,332         28,230

Deferred income taxes                                                    2,104          2,104

STOCKHOLDERS' EQUITY:
    Common stock, $.01 par value.  Authorized 20,000 shares;
    issued and outstanding 13,644 and 13,644
    shares in 1995 and 1994, respectively                                  137            137
    Additional paid-in capital                                          43,585         43,585
    Retained earnings                                                   13,950         14,104
                                                                      --------       --------
         Total stockholders' equity                                     57,672         57,826

Total Liabilities and Stockholders' Equity                            $105,730       $109,179
                                                                      ========       ========


See accompanying notes to consolidated financial statements.

                       DONNKENNY, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations
                (In Thousands, Except Share and Per Share Data)
                                  (Unaudited)

                                                            Three Months Ended
                                                       ----------------------------
                                                          3/4/95          3/5/94
                                                       ------------    ------------
                                                        (Restated)      (Restated)
Net sales                                              $     24,702    $     26,886

Cost of sales                                                18,330          18,237

                                                       ------------    ------------
     Gross profit                                             6,372           8,649

Selling, general and administrative expenses                  5,747           5,657

Amortization of goodwill
and other related acquisition costs                             201             305

Gain on sale of license (note 4)                               --             1,116

                                                       ------------    ------------
     Operating income                                           424           3,803

Interest expense                                                671             770

                                                       ------------    ------------

     (Loss) income before income taxes                         (247)          3,033

Income tax (benefit) provision                                  (93)          1,222
                                                       ------------    ------------

     Net (loss) income                                 $       (154)   $      1,811
                                                       ============    ============


(Loss) income per common share                         $      (0.01)   $       0.14
                                                       ============    ============


Weighted average number of common shares outstanding
and common stock equivalents                             13,645,640      12,617,314
                                                       ============    ============


See accompanying notes to consolidated financial statements.

                       DONNKENNY, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                                (In Thousands)
                                  (Unaudited)


                                                                                 THREE MONTHS ENDED
                                                                               -----------------------
                                                                                 March 4,    March 5,
                                                                                   1995        1994
                                                                               -----------  ----------
                                                                                (Restated)  (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                              $   (154)   $  1,811

  Adjustments to reconcile net (loss) income to net cash provided by operating activities:
    Depreciation and amortization of fixed assets                                     272         249
    Amortization of intangibles                                                       201         305
    Accretion of debt discount                                                          6           8
    Provision for losses on accounts receivable                                       420         240
    Changes in assets and liabilities:
        Decrease in accounts receivable                                            15,294       8,520
        Increase in recoverable income taxes                                         (146)       (236)
        Increase in inventories                                                   (12,105)     (4,146)
        (Increase) decrease in prepaid expenses and
        other current assets                                                         (207)        774
        Increase in other assets                                                     --            (9)
        Decrease in accounts payable                                               (3,234)       (804)
        Decrease in accrued expenses and other
        current liabilities                                                          (165)       (750)
        Increase in income taxes payable                                             --           957
                                                                                 --------    --------

              Net cash provided by operating activities                               182       6,919
                                                                                 --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of fixed assets                                                         (296)        (73)
                                                                                 --------    --------

              Net cash used in investing activities                                  (296)        (73)
                                                                                 --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Repayment of long-term debt                                               (12,402)       (644)
        Long-term debt borrowings                                                  12,500        --
        Net repayments under revolving credit line                                   --        (8,000)
        Net borrowings under revolving credit line                                   --         2,000
                                                                                 --------    --------

              Net cash provided by (used in) financing activities                      98      (6,644)
                                                                                 --------    --------

NET (DECREASE) INCREASE IN CASH                                                       (16)        202

CASH, AT BEGINNING OF YEAR                                                          1,606         927
                                                                                 --------    --------

CASH, AT END OF QUARTER                                                          $  1,590    $  1,129
                                                                                 ========    ========

See accompanying notes to consolidated financial statements.

                                    III - 1

                       DONNKENNY, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                     (In Thousands Except Per Share Data)

NOTE 1 - BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the Rules of the Securities and Exchange Commission ("SEC") and in the opinion of management, include all adjustments, (consisting of normal recurring accruals) necessary for the fair presentation of financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. The Company believes the disclosures made are adequate to make such financial statements not misleading. The results for the interim periods presented are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company's December 31, 1996 Form 10-K which includes restated financial information for the 1994 and 1995 fiscal years. Balance sheet data as of December 3, 1994 has been derived from audited financial statements of the Company.

NOTE 2 - INVENTORIES

Inventories consist of the following:

                         March 4,         December 3,
                           1995              1994
                           ----              ----
                                    (Restated see Note 1)
Raw materials            $11,445           $ 8,320
Work-in-process            4,628             4,314
Finished goods            30,490            21,824
                         -------           -------
                         $46,563           $34,458
                         =======           =======

NOTE 3 - PUBLIC OFFERING

On May 5, 1994, the Company completed a public offering of 5,060,000 shares of common stock of which 1,177,640 shares were sold by the Company and 3,882,360 shares were sold by certain stockholders. The price per share in the offering of $10.31 resulted in net proceeds of $10,885 to the Company. The net proceeds were used to repay $10,600 of indebtedness, accrued interest and a prepayment penalty of $495.

NOTE 4 - GAIN ON SALE OF LICENSE

The Company sold the rights to the Ship 'N Shore trademarks in December, 1993 resulting in a one time pre-tax gain of $1,116 that equates to $0.05 per share on an after-tax basis during the first quarter of fiscal 1994.

NOTE 5 - STOCK SPLIT

        On November 17, 1995 , the Board of Directors authorized a two-for-one stock split which was paid to all holders of record on December 4, 1995. All references in the accompanying consolidated financial statements to number of shares, per share amounts, and prices of the Company's common stock for periods prior to December 4, 1995 have been restated to reflect the stock split.

NOTE 6 - RESTATEMENT OF FINANCIAL INFORMATION

        The Company has restated its financial statements for the years ended December 2, 1995 and December 3, 1994, as well as the quarters within such years and the two quarters of fiscal 1996 because of errors discovered for those periods subsequent to the issuance of such financial statements. The financial statements for the aforementioned periods required restatement to correct the reporting for the recognition of net sales, cost of sales and certain expenses. The third quarter of fiscal 1996 was restated for the rescission of the Fashion Avenue acquisition and to reflect additional reserves for sales returns and allowances.

        The impact of the restatement on the Company's statement of operations and balance sheets is summarized as follows:


3 MONTHS ENDED                     March 4, 1995            March 5, 1994
--------------                 ----------------------  ------------------------
                            (As Originally           (As Originally
STATEMENT OF OPERATIONS        Reported)   (Restated)   Reported)    (Restated)
-----------------------        ---------   ----------  ----------    ----------
Net Sales .................... $ 39,112    $ 24,702    $ 30,560     $ 26,886
Gross Profit .................   11,386       6,372       9,215        8,649
Operating Income .............    4,238         424       4,369        3,803
Net Income (Loss) ............    2,105        (154)      2,141        1,811
Per common share:
        Net Income (Loss) .... $   0.15    ($  0.01)   $   0.17      $  0.14



                                  March 4, 1995            December 3, 1994
                              ----------------------  ------------------------
                           (As Originally           (As Originally
BALANCE SHEET                 Reported)   (Restated)   Reported)    (Restated)
--------------                ---------   ----------  ----------    ----------
Current Assets .............   $ 76,863     $ 72,032     $ 77,758     $ 75,311
Total Assets ...............    110,561      105,730      111,626      109,179
Total Liabilities ..........     48,020       48,058       51,190       51,353
Stockholders' Equity .......     62,541       57,672       60,436       57,826

                        DONNKENNY, INC AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

COMPARISON OF QUARTERS ENDED MARCH 4, 1995 AND MARCH 5, 1994

   Net sales decreased by $2.2 million from $26.9 million in the first quarter of fiscal 1994 to $24.7 million in the first quarter of fiscal 1995. Net sales increases in the Mickey & Co. product line and intimate apparel sales of the Company's licensed products, which began shipping during the first quarter of fiscal 1994 were more than offset by declines in the Donnkenny and Lewis Frimel divisions.

   Gross profit for the first quarter of fiscal 1995 was $6.4 million or 25.8% of net sales compared to $8.6 million or 32.2% of net sales during the first quarter of fiscal 1994. The decline was primarily due to the lower gross margin percentages attributable to the sales of intimate apparel.

   Selling, general and administrative expenses were unchanged at $5.7 million in the first quarter of fiscal 1994 versus $5.7 million in the first quarter of fiscal 1995. As a percentage of net sales, these expenses increased from 21.0% in the first quarter of fiscal 1994 to 23.3% in the first quarter of fiscal 1995. The increase in SG&A expenses as a percentage of net sales was due to fixed expenses related to the decline in net sales.

   The amortization of goodwill and other related acquisition costs were $0.2 million during the first quarter of fiscal 1995 compared to $0.3 million during the first quarter of fiscal 1994 as certain related acquisition costs became fully amortized during February, 1995.

   The Company sold the rights to the Ship 'N Shore trademarks during the first quarter of fiscal 1994 resulting in a one-time pre-tax gain of $1.1 million that equated to $0.05 per share on an after tax basis. There was no corresponding gain during fiscal 1995.

   Interest expense declined from $0.8 million during the first quarter of fiscal 1994 to $0.7 million during the first quarter of fiscal 1995 due to reduced borrowings under the Company's Senior Term Loan with the Prudential Insurance Company at America, Pruco Life Insurance and Prudential Reinsurance Company (the "Prudential Senior Term Loan") which was paid off on February 2, 1995, offset to a certain extent by higher average borrowings on the Company's line of credit to support higher working capital needs.

   The Company provided for taxes at an effective rate of 37.7% for the first quarter of fiscal 1995 and 40.3% for the first quarter of fiscal 1994

LIQUIDITY AND CAPITAL RESOUSES

   The Company's liquidity requirements arise from the funding of working capital needs, primarily inventory and accounts receivable, and the interest and principal payments related to certain indebtedness. The Company utilized the net proceeds from its second public offering, which closed on May 5, 1994, to repay $10.6 million of debt, accrued interest and a prepayment penalty owing pursuant to the Prudential Senior Term Loan. This payment reduced interest expense, which was partially offset by increased average borrowings on the Company's line of credit to support higher working capital needs. The Company's borrowing requirements for working capital fluctuate throughout the year.

  Capital expenditures were $0.3 million for the first quarter fiscal 1995 compared to $0.l million in the first quarter fiscal 1994. The Company may spend up to $2.0 million annually on capital investments in accordance with the new Chemical Bank Revolving Credit agreement described below. The Company has no material capital expenditure commitments.

  During the first quarter of fiscal 1995, the Company's operating activities generated cash principally as the result of decreases in accounts receivable which was partially offset by increases in inventory. During the first quarters of fiscal 1994, the Company's operating activities generated cash principally as the result of net income and decreases in accounts receivable, which was partially offset by increases in inventory. The Company believes that amounts available under the new $35.0 million Chemical Bank revolving credit agreement will be sufficient to offset any negative operating cash flows and capital expenditures, and to provide the Company with sufficient cash for its needs for the foreseeable future.

    On February 2, 1995, the Company entered into a new three year, $35.0 million secured revolving credit facility from Chemical Bank which replaced a $25.0 million secured line of credit facility with Chemical Bank. On February 2, 1995, the Company drew down on the new Chemical bank revolving credit facility to make a final principal payment of $12.4 million to retire the prudential Senior Term Loan. The new Chemical Loan facility requires compliance with certain financial performance tests on a quarterly basis that the Company expects to be able to meet. As of April 3, 1995, $9.0 million was available under the Chemical Bank line of credit facility.

                       DONNKENNY, INC. AND SUBSIDIARIES

                          PART II. OTHER INFORMATION


Item 1.  Legal Proceedings.

         Not applicable.

Item 2.  Changes in Securities.

         Not applicable.

Item 3.  Defaults Upon Senior Securities.

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         Not applicable.

Item 5.  Other Information.

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits.  None.

         (b)  Reports on Form 8-K. None.

                              S I G N A T U R E S


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              DONNKENNY, INC.
                                              ------------------------------
                                              Registrant



Date: June 11, 1997
     --------------------                     ------------------------------
                                              Harvey Appelle
                                              Chairman of the Board
                                              Chief Executive Officer




Date: June 11, 1997
     --------------------                     ------------------------------
                                              Stuart. S. Levy
                                              Vice President - Finance and
                                              Chief Financial Officer,
                                              (Principal Financial Officer)