Form 10-Q/A
period 1995-06-03
DONNKENNY INC
filed 1997-06-12
CIK 29693

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QA

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 3, 1995

                                      OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           For the transition period from             to
                                          -----------    ----------

                        Commission file number 0-21940
                                               -------

                                Donnkenny, Inc.
            (Exact name of registrant as specified in its charter)

                    Delaware                     51-022889
        -------------------------------       ----------------
        (State or other jurisdiction of       (I.R.S. Employer
         incorporation or organization)      Identification No.)

               1411 Broadway, New York, NY            10018
         -----------------------------------------------------
         (Address of principal executive offices)   (Zip Code)

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
                                                             ---   ---

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

      Common Stock $0.01 par value        13,645,640 (adjusted for split)
      ----------------------------        -------------------------------
                (Class)                    (Outstanding at June 3, 1995)

                       DONNKENNY, INC. AND SUBSIDIARIES

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (FORM 10-QA)

                                                                                     Page
                                                                                     ----
PART I  - FINANCIAL INFORMATION

Consolidated financial statements:

        Balance sheets as of June 3, 1995 (unaudited) and December 3, 1994 ........    I-1

        Statements of operations for the three months and the six months ended
        June 3, 1995 and June 4, 1994 (unaudited) .................................   II-1

        Statements of cash flows for the six months ended
        June 3, 1995 and June 4, 1994 (unaudited) .................................  III-1

        Notes to consolidated financial statements.................................   IV-1

        Management's Discussion and Analysis of Financial Condition and
        Results of Operations .....................................................    V-1

PART II - OTHER INFORMATION .......................................................   VI-1

        Signatures ................................................................   VI-2

                       DONNKENNY, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets
                                (In Thousands)
                       June 3, 1995 and December 3, 1994

                                                                          June 3,   December 3,
                                                                           1995        1994
                                                                       -----------  -----------
                                                                        (Restated
                                                                        unaudited)   (Restated)
                                              ASSETS
CURRENT:
     Cash                                                                $  1,153     $  1,606
     Accounts receivable - net of allowances of
     $971 and $881 in 1995 and 1994, respectively                          12,511       34,349
     Recoverable income taxes                                               4,188        2,308
     Inventories (Note 2)                                                  48,595       34,458
     Deferred tax assets                                                    1,330        1,330
     Prepaid expenses and other current assets                              1,369        1,260
                                                                         --------     --------

                                       TOTAL CURRENT ASSETS                69,146       75,311

Property, plant and equipment, net                                          9,417        9,552
Intangible assets                                                          23,947       24,316
                                                                         --------     --------

Total Assets                                                             $102,510     $109,179
                                                                         ========     ========

                               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT:
     Current portion of long-term debt                                   $     89     $     85
     Accounts payable                                                       9,546       16,959
     Accrued expenses and other current liabilities                         4,874        3,975
                                                                         --------     --------

                                    TOTAL CURRENT LIABILITIES              14,509       21,019

Long-term debt, net of current portion                                     28,816       28,230

Deferred income taxes                                                       2,104        2,104

STOCKHOLDERS' EQUITY:
    Common stock, $.01 par value.  Authorized 20,000 shares;
    issued and outstanding 13,644 and 13,644
    shares in 1995 and 1994, respectively                                     137          137
    Additional paid-in capital                                             43,585       43,585
    Retained earnings                                                      13,359       14,104
                                                                         --------     --------
         Total stockholders' equity                                        57,081       57,826

Total Liabilities and Stockholders' Equity                               $102,510     $109,179
                                                                         ========     ========

See accompanying notes to consolidated financial statements.

                       DONNKENNY, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations
                (In Thousands, Except Share and Per Share Data)
                                  (Unaudited)


                                                            Three Months Ended               Six Months Ended
                                                       ----------------------------   -----------------------------
                                                           6/3/95         6/4/94          6/3/95          6/4/94
                                                       ------------    ------------   -------------    ------------
                                                         (Restated)     (Restated)      (Restated)      (Restated)
Net sales                                              $     20,893    $     32,717    $     45,595    $     59,603

Cost of sales                                                14,173          22,469          32,503          40,706

                                                       ------------    ------------    ------------    ------------
     Gross profit                                             6,720          10,248          13,092          18,897

Selling, general and administrative expenses                  6,944           6,209          12,691          11,866

Amortization of goodwill
and other related acquisition costs                             175             305             376             610

Gain on sale of license (note 4)                               --              --              --             1,116

                                                       ------------    ------------    ------------    ------------
     Operating (loss) income                                   (399)          3,734              25           7,537

Interest expense                                                568             714           1,239           1,484

                                                       ------------    ------------    ------------    ------------

     (Loss) income before income taxes                         (967)          3,020          (1,214)          6,053

Income tax (benefit) provision                                 (376)          1,223            (469)          2,445
                                                       ------------    ------------    ------------    ------------

    Income before extraordinary item                           (591)          1,797            (745)          3,608
                                                       ------------    ------------    ------------    ------------

Extraordinary item (note 3)                                    --               295            --               295
                                                       ------------    ------------    ------------    ------------

    Net (loss) income                                  $       (591)   $      1,502    $       (745)   $      3,313
                                                       ============    ============    ============    ============


Income per common share:
    Net (loss) income before extraordinary item        $      (0.04)   $       0.13    $      (0.05)   $       0.28
    Extraordinary item                                         --             (0.02)           --             (0.02)
                                                       ------------    ------------    ------------    ------------
    Net (loss) income per common share                 $      (0.04)   $       0.11    $      (0.05)   $       0.26
                                                       ============    ============    ============    ============

Weighted average number of common shares outstanding
and common stock equivalents                             13,645,640      13,238,962      13,645,640      12,928,138
                                                       ============    ============    ============    ============


See accompanying notes to consolidated financial statements.

                       DONNKENNY, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                                (In Thousands)
                                  (Unaudited)

                                                                                  SIX MONTHS ENDED
                                                                             -------------------------
                                                                               June 3,        June 4,
                                                                                1995           1994
                                                                             ----------     ----------
                                                                             (Restated)     (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income before extraordinary item                                $   (745)      $  3,608
  Extraordinary item                                                             --             (295)

  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization of fixed assets                                 547            505
    Amortization of intangibles                                                   376            610
    Accretion of debt discount                                                      6             18
    Provision for losses on accounts receivable                                   306             50
    Changes in assets and liabilities:
        Decrease in accounts receivable                                        21,532          8,152
        Increase in recoverable income taxes                                   (1,880)          (710)
        Increase in inventories                                               (14,137)       (10,493)
        (Increase) decreases in prepaid expenses and
        other current assets                                                     (116)            69
        Decrease in other assets                                                 --              243
        (Decrease) increases in accounts payable                               (7,413)           799
        Increase (decrease) in accrued expenses and other
        current liabilities                                                       899         (1,440)
        Decrease in income taxes payable                                         --             (116)
                                                                             --------       --------

              Net cash (used in) provided by operating activities                (625)         1,000
                                                                             --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of fixed assets                                                     (412)          (239)
                                                                             --------       --------

              Net cash used in investing activities                              (412)          (239)
                                                                             --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Repayment of long-term debt                                           (15,416)       (11,215)
        Long-term borrowings                                                   16,000           --
        Net repayments under revolving credit line                               --          (11,000)
        Net borrowings under revolving credit line                               --           11,000
        Net proceeds from secondary offering                                     --           10,667
                                                                             --------       --------

              Net cash provided by (used in) financing activities                 584           (548)
                                                                             --------       --------

NET (DECREASE) INCREASE  IN CASH                                                 (453)           213

CASH, AT BEGINNING OF YEAR                                                      1,606            927
                                                                             --------       --------

CASH, AT END OF QUARTER                                                      $  1,153       $  1,140
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

NOTE 2 - INVENTORIES

Inventories consist of the following:

                          June 3,          December 3,
                           1995               1994
                           ----               ----
                                        (Restated see Note 1)
Raw materials            $ 1,245            $ 8,320
Work-in-process            5,672              4,314
Finished goods            31,678             21,824
                         -------            -------
                         $48,595            $34,458
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

NOTE 4 - GAIN ON SALE OF LICENSE

The Company sold the rights to the Ship 'N Shore trademarks in December, 1993 resulting in a one time pre-tax gain of $1,116 that equates to $0.05 per share on an after-tax basis during the first quarter of fiscal 1994 and $0.05 per share on an after-tax basis during the first half of fiscal 1994.

NOTE 5 - SUBSEQUENT EVENTS

On May 15, 1995, the Company signed letters of intent to acquire all the outstanding stock of Beldoch Industries Corporation, and to purchase certain assets, inventories and leasehold improvements of Oak Hill Sportswear Corporation.

On June 5, 1995, the Company completed its acquisition of Beldoch Industries Corporation. Beldoch, is a manufacturer and marketer of moderate and better-priced women's knitwear, under the Beldoch-Popper, Alberoy and Knitmakers labels. Beldoch also holds the license for Pierre Cardin women's wear manufactured in the U.S.

The Company expects to complete the transaction with Oak Hill Sportswear Corporation during July, 1995.

On June 5, 1995, the Company's loan facility from Chemical Bank was increased to $85 million from $35 million to finance these acquisitions and the additional working capital needs of these businesses.

NOTE 6 - STOCK SPLIT

        On November 17, 1995 , the Board of Directors authorized a two-for-one stock split which was paid to all holders of record on December 4, 1995. All references in the accompanying consolidated financial statements to number of shares, per share amounts, and prices of the Company's common stock for periods prior to December 4, 1995 have been restated to reflect the stock split.

NOTE 7 - RESTATEMENT OF FINANCIAL INFORMATION

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

        The impact of the restatement on the Company's statement of operations and balance sheets is summarized as follows:

3 MONTHS ENDED                    June 3, 1995               June 4, 1994
                            -------------------------  ------------------------
                           (As Originally             (As Originally
STATEMENT OF OPERATIONS       Reported)   (Restated)     Reported)   (Restated)
-----------------------       ---------   ----------     ---------   ----------
Net Sales .................   $  40,145   $  20,893      $  33,164   $  32,717
Gross Profit ..............      11,672       6,720          9,956      10,248
Operating Income (Loss) ...       4,253        (399)         3,442       3,734
Net Income (Loss) .........       2,175        (591)         1,333       1,502
Per common share:
       Net Income (Loss) ..   $    0.16   ($   0.04)     $    0.10   $    0.11

6 MONTHS ENDED                    June 3, 1995                June 4, 1994
                            ------------------------   ------------------------
                           (As Originally             (As Originally
STATEMENT OF OPERATIONS       Reported)   (Restated)     Reported)   (Restated)
-----------------------       ---------   ----------     ---------   ----------
Net Sales .................   $  79,275   $  45,595      $  63,724   $  59,603
Gross Profit ..............      23,058      13,092         19,171      18,897
Operating Income ..........       8,492          25          6,695       7,537
Net Income (Loss) .........       4,281        (745)         3,474       3,313
Per common share:
       Net Income (Loss) ..   $    0.31   ($   0.05)     $    0.27   $    0.26


                                  June 3, 1995            December 3, 1994
                            -------------------------  ------------------------
                           (As Originally             (As Originally
BALANCE SHEET                 Reported)   (Restated)     Reported)   (Restated)
--------------                ---------   ----------     ---------   ----------
Current Assets ............   $  76,868   $  69,146      $  77,758   $  75,311
Total Assets ..............     110,232     102,510        111,626     109,179
Total Liabilities .........      45,516      45,429         51,190      51,353
Stockholders' Equity ......      64,716      57,081         60,436      57,826

                        DONNKENNY, INC AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

COMPARISON OF SIX MONTHS ENDED JUNE 3, 1995 AND JUNE 4, 1994

     Net sales decreased by $14.0 million from $59.6 million in the first half of fiscal 1994 to $45.6 million in the first half of fiscal 1995. The decrease was due to net sales declines in all of the Company's divisions.

     Gross profit for the first half of fiscal 1995 was $13.1 million or 28.7% of net sales compared to $18.9 million or 31.7% of net sales during the first half of fiscal 1994. The decrease in gross profit margin was due to a change in sales mix.

     Selling, general, and administrative expenses increased from $11.9 million in the first half of fiscal 1994 to $12.7 million in the first half of 1995. As a percentage of net sales, these expenses increased from 19.9% in the first half of fiscal 1994 to 27.8% in the first half of fiscal 1995. This increase is primarily due to relatively fixed sales and design costs being measured against lower sales volume.

     The amortization of goodwill and other related acquisition costs were $0.4 million during the first six months of fiscal 1995 compared to $0.6 million during the first half of fiscal 1994 as certain related acquisition costs became fully amortized during February, 1995.

The Company sold the rights to the Ship 'N Shore trademarks during the first quarter of fiscal 1994 resulting in a one-time pre-tax gain of $1.1 million that equated to $0.05 per share on an after tax basis. There was no corresponding gain during fiscal 1995.

     Interest expense declined from $1.5 million in the first half of fiscal 1994 to $1.2 million in the first half of fiscal 1995. This was due to reduced borrowings under the Company's Senior Term Loan with the Prudential Insurance Company of America, Pruco Life Insurance Company of America, Pruco Life Insurance and Prudential Reinsurance Company (the "Prudential Senior Term Loan") which was paid off on February 2, 1995, offset to a certain extent by higher average borrowings on the Company's line of credit to support higher working capital needs.

     The Company provided for taxes at an effective rate of 38.6% for the first half of fiscal 1995 and 40.4% for the first half of fiscal 1994.

COMPARISON OF QUARTERS ENDED JUNE 3,1995 AND JUNE 4, 1994

      Net sales decreased by $11.8 million from $32.7 million in the second quarter of fiscal 1994 to $20.9 million in the second quarter of fiscal 1995. The decrease was due to declines in all of the Company's divisions.

      Gross profit for the second quarter of fiscal 1995 was $6.7 million or 32.2% of net sales, compared to $10.2 million or 31.3% of net sales during the second quarter of fiscal 1994.

      Selling, general and administrative expenses increased from $6.2 million in the second quarter of fiscal 1994 to $6.9 million in the second quarter of 1995 As a percentage of net sales, these expenses increase from 19.0% in the second quarter of fiscal 1994 to 33.2% in the second quarter of fiscal 1995. This increase is primarily due to relatively fixed sales and design costs being measured against lower sales volume and an increase in administrative expense.

      The amortization of goodwill and other related acquisition costs were $0.2 million during the second quarter of fiscal 1995 compared to $0.3 million during the second quarter of fiscal 1994 as certain related acquisition costs became fully amortized during February, 1995.

     Interest expense declined from $0.7 million in the second quarter of fiscal 1994 to $0.6 million in the second quarter of fiscal 1995. This was due to reduced borrowings under the Company's Senior Term Loan with the Prudential Insurance Company of America, Pruco Life Insurance Company of America, Pruco Life Insurance and Prudential Reinsurance Company (the "Prudential Senior Term Loan") which was paid off on February 2, 1995, and offset to a certain extent by higher average borrowings on the Company's line of credit to support higher working capital needs.

The Company provided for taxes at a rate of 38.9% in the second quarter of 1995 and 40.5% in the second quarter of 1994.

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

     Capital expenditures were $0.4 million in the first half of 1995 compared to $0.2 in the first half of 1994. The Company may spend up to $2.0 million annually on capital investments in accordance with the Chemical Bank Revolving Credit Agreement described below. The Company has no material capital expenditure commitments.

  During the first half of fiscal 1995, the Company's operating activities used cash principally as the result of decreases in net income and accounts payable and increases in inventory which more than offset the cash generated by decreases in accounts receivable. During the first half of fiscal 1994, the Company's operating activities generated cash principally as the result of increases in net income and decreases in accounts receivable which offset increases in inventories. The Company believes that amounts available under its Chemical Bank revolving credit agreement will be sufficient to offset any negative operating cash flows and capital expenditures and to provide the Company with sufficient cash for its needs for the foreseeable future.

    On February 2, 1995, the Company entered into a new three year, $35.0 million secured revolving credit facility from Chemical Bank which replaced a $25.0 million secured line of credit facility with Chemical Bank. On February 2, 1995, the Company drew down on the new Chemical bank revolving credit facility to make a final principal payment of $12.4 million to retire the prudential Senior Term Loan. The new Chemical Loan facility requires compliance with certain financial performance tests on a quarterly basis that the Company expects to be able to meet. As of June 3, 1995, $6.5 million was available under the Chemical Bank line of credit facility. As indicated above in Note 5 - Subsequent Events, on June 5, 1995, the Company's loan facility with Chemical bank was increased from $35.0 million to $85.0 million.

                       DONNKENNY, INC. AND SUBSIDIARIES

                          PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

         Not applicable.

Item 2.  Changes in Securities.

         Not applicable.

Item 3.  Defaults Upon Senior Securities.

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         The Company's annual meeting of stockholders was held on April 19, 1995. The following directors were elected:

         NAME                          FOR               WITHOLDING AUTHORITY
         ----                          ---               --------------------
         Harvey Appelle             5,496,899                   145,999
         James Crystal              5,498,399                   144,449
         Sidney Egale               5,498,399                   144,449
         Harvey Horowitz            5,498,399                   144,449
         Richard Rubin              5,498,399                   144,449

The appointment of KPMG Peat Marwick as independent auditors for the fiscal year ended December 2, 1995 was ratified with 5,607,798 shares voting in favor, 3,700 shares against and 31,400 shares abstaining

The amendment to the Donnkenny, Inc. 1992 Stock option Plan to set the maximum number of shares underlying options that any one person may be granted in any year at 150,000 and to confirm that directors (in their capacity as such) are not eligible to participate in such plan was approved with 4,695,438 shares voting in favor, 799,800 shares against and 97,450 shares abstaining.

Item 5.  Other Information.

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

On June 2, 1995, the Company filed a Form 8-K dated May 23, 1995 reporting that the Company had on May 23, 1995 entered into an agreement with Oak Hill Sportswear Corporation ("Oak Hill") to acquire certain assets of Oak Hill. On May 26, 1995 the company had entered into an agreement to acquire all of the stock of Beldoch Industries Corporation. Copies of such agreement were filed as exhibits to the Form 8-K.

                              S I G N A T U R E S



        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                           DONNKENNY, INC.
                                           --------------------------------
                                           Registrant



Date: June 11, 1997
     -------------------------
                                           --------------------------------
                                           Harvey Appelle
                                           Chairman of the Board, President and
                                           Chief Executive Officer




Date: June 11, 1997
     -------------------------             --------------------------------
                                           Stuart S. Levy
                                           Vice President - Finance and
                                           Chief Financial Officer
                                           (Principal Financial Officer)