Form 10-Q/A
period 1995-09-02
DONNKENNY INC
filed 1997-06-12
CIK 29693

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QA

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 2, 1995
                                              -----------------

                                      OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           For the transition period from           to
                                         ----------   -----------

                        Commission file number 0-21940
                                               -------

                                Donnkenny, Inc.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                       Delaware                     51-022889
           -------------------------------       ----------------
           (State or other jurisdiction of       (I.R.S. Employer
            incorporation or organization)      Identification No.)

                1411 Broadway, New York, NY              10018
          -------------------------------------------------------
          (Address of principal executive offices)     (Zip Code)

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
                                                             ---   ---

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

      Common Stock $0.01 par value      13,951,240 (adjusted for split)
      ----------------------------     ----------------------------------
                (Class)                (Outstanding at September 2, 1995)

                       DONNKENNY, INC. AND SUBSIDIARIES

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (FORM 10-QA)

                                                                                       Page
                                                                                       ----
PART I  - FINANCIAL INFORMATION

Consolidated financial statements:

        Balance sheets as of September 2, 1995 (unaudited) and December 3, 1994 .....    I-1

        Statements of operations for the three months and nine months ended
        September 2, 1995 and September 3, 1994 (unaudited)..........................   II-1

        Statements of cash flows for the nine months ended
        September 2, 1995 and September 3, 1994 (unaudited)..........................  III-1

        Notes to consolidated financial statements...................................   IV-1

        Management's Discussion and Analysis of Financial Condition and
        Results of Operations .......................................................    V-1

PART II - OTHER INFORMATION .........................................................   VI-1

        Signatures ..................................................................   VI-2

                       DONNKENNY, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets
                                (In Thousands)
                    September 2, 1995 and December 3, 1994

                                                                            September 2,         December 3,
                                                                               1995                 1994
                                                                            -----------          ----------
                                                                             (Restated
                                                                             unaudited)          (Restated)
                                             ASSETS
CURRENT:
     Cash                                                                     $    851            $  1,606
     Accounts receivable - net of allowances of
     $1,250 and $881 in 1995 and 1994, respectively                             47,564              34,349
     Recoverable income taxes                                                    5,843               2,308
     Inventories (Note 2)                                                       65,724              34,458
     Deferred tax assets                                                         1,330               1,330
     Prepaid expenses and other current assets                                   1,540               1,260
                                                                              --------            --------

                                      TOTAL CURRENT ASSETS                     122,852              75,311

Property, plant and equipment, net                                              12,775               9,552
Other assets                                                                     6,814                   0
Intangible assets                                                               24,456              24,316
                                                                              --------            --------

Total Assets                                                                  $166,897            $109,179
                                                                              ========            ========

                              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT:
     Current portion of long-term debt                                        $  6,248            $     85
     Accounts payable                                                           16,282              16,959
     Accrued expenses and other current liabilities                              7,593               3,975
     Income tax payable                                                          1,552                   0
                                                                              --------            --------

                                   TOTAL CURRENT LIABILITIES                    31,675              21,019

Long-term debt, net of current portion                                          69,793              28,230

Deferred income taxes                                                            2,104               2,104

STOCKHOLDERS' EQUITY:
    Common stock, $.01 par value.  Authorized 20,000 shares;
    issued and outstanding 13,952 and 13,644
    shares in 1995 and 1994, respectively                                          139                 137
    Additional paid-in capital                                                  45,616              43,585
    Retained earnings                                                           17,570              14,104
                                                                              --------            --------
         Total stockholders' equity                                             63,325              57,826

Total Liabilities and Stockholders' Equity                                    $166,897            $109,179
                                                                              ========            ========


See accompanying notes to consolidated financial statements.

                       DONNKENNY, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations
                (In Thousands, Except Share and Per Share Data)
                                  (Unaudited)


                                                           Three Months Ended            Nine Months Ended
                                                      ----------------------------   ---------------------------
                                                         9/2/95          9/3/94         9/2/95         9/3/94
                                                      -------------   ------------   ------------   ------------
                                                        (Restated)     (Restated)     (Restated)     (Restated)
Net sales                                              $     66,442   $     42,195   $    112,037   $    101,798

Cost of sales                                                47,079         31,051         79,582         71,757

                                                       ------------   ------------   ------------   ------------
     Gross profit                                            19,363         11,144         32,455         30,041

Selling, general and administrative expenses                 10,968          6,256         23,659         18,122

Amortization of goodwill
and other related acquisition costs                             298            306            674            916

Gain on sale of license (note 4)                               --             --             --            1,116

                                                       ------------   ------------   ------------   ------------
     Operating income                                         8,097          4,582          8,122         12,119

Interest expense                                              1,102            647          2,341          2,131

                                                       ------------   ------------   ------------   ------------

     Income before income taxes                               6,995          3,935          5,781          9,988

Income taxes                                                  2,784          1,604          2,315          4,049
                                                       ------------   ------------   ------------   ------------

    Income before extraordinary item                          4,211          2,331          3,466          5,939
                                                       ------------   ------------   ------------   ------------

Extraordinary item (notes 3)                                   --             --             --              295
                                                       ------------   ------------   ------------   ------------

    Net income                                         $      4,211   $      2,331   $      3,466   $      5,644
                                                       ============   ============   ============   ============

Income per common share:
    Income before extraordinary item                   $       0.30   $       0.17   $       0.25   $       0.45
    Extraordinary item                                         --             --             --            (0.02)
                                                       ------------   ------------   ------------   ------------
    Net income per common share                        $       0.30   $       0.17   $       0.25   $       0.43
                                                       ============   ============   ============   ============

Weighted average number of common shares outstanding
and common stock equivalents                             13,932,420     13,917,636     13,770,202     13,257,970
                                                       ============   ============   ============   ============

See accompanying notes to consolidated financial statements.

                       DONNKENNY, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                                (In Thousands)
                                  (Unaudited)

                                                                                    NINE MONTHS ENDED
                                                                              -----------------------------
                                                                              September 2,      September 3,
                                                                                  1995              1994
                                                                              ------------      -----------
                                                                               (Restated)        (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income before extraordinary item                                          $  3,466          $  5,939
  Extraordinary item                                                                --                (295)

  Adjustments to reconcile net income to net cash provided by operating activities:
    Increase in defered income tax                                                   414              --
    Depreciation and amortization of fixed assets                                  1,049               765
    Amortization of intangibles                                                      667               916
    Accretion of debt discount                                                         6                18
    Provision for losses on accounts receivable                                      330                61
    Changes in assets and liabilities:
        Increase  in accounts receivable                                          (8,392)             (888)
        Increase in recoverable income taxes                                      (2,553)           (1,377)
        Increase in inventories                                                  (12,212)          (19,424)
        Decrease in prepaid expenses and
        other current assets                                                         233               130
        Increase in other assets                                                    --                 (27)
        (Decrease) increase in accounts payable                                   (3,182)           10,006
         Decrease in accrued expenses and other
        current liabilities                                                       (3,734)           (1,016)
        Increase in income taxes payable                                           1,282             1,019
                                                                                --------          --------

              Net cash used in operating activities                              (22,626)           (4,173)
                                                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of fixed assets                                                        (496)             (522)
    Investment in acquistion, net of acquired cash                               (27,126)             --
                                                                                --------          --------
              Net cash used in investing activities                              (27,622)             (522)
                                                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Repayment of long-term debt                                              (18,540)          (12,426)
        Long-term Borrowings                                                      66,000              --
        Net repayments under revolving credit line                                  --             (12,000)
        Net borrowings under revolving credit line                                  --              20,000
        Net proceeds from secondary offering                                        --              10,991
        Exercise of stock options                                                  2,033              --
                                                                                --------          --------

              Net cash provided by financing activities                           49,493             6,565
                                                                                --------          --------

NET  (DECREASE) INCREASE IN CASH                                                    (755)            1,870

CASH, AT BEGINNING OF YEAR                                                         1,606               927
                                                                                --------          --------

CASH, AT END OF QUARTER                                                         $    851          $  2,797
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

NOTE 2 - INVENTORIES

Inventories consist of the following:

                            September 2,      December, 3
                                1995             1994
                                ----             ----
                                         (Restated see Note 1)
Raw materials                  $15,801          $ 8,320
Work-in-process                  6,744            4,314
Finished goods                  43,179           21,824
                               -------          -------
                               $65,724          $34,458
                               =======          =======

NOTE 3 - PUBLIC OFFERING

        On May 5, 1994, the Company completed a public offering of 5,060,000 shares of common stock of which 1,177,640 shares were sold by the Company and 3,882,360 shares were sold by certain stockholders. The price per share in the offering of $10.31 resulted in proceeds of $10,885 to the Company. The net proceeds were used to repay $10,600 of indebtedness, accrued interest, and a prepayment penalty of $495.

NOTE 4 - GAIN ON SALE OF LICENSE

The Company sold the rights to the Ship 'N Shore trademarks in December, 1993 resulting in a one time pre-tax gain of $1,116 that equates to $0.05 per share on an after-tax basis during the first quarter of fiscal 1994 and $0.05 per share on an after-tax basis during the first nine months of fiscal 1994.

NOTE 5 - ACQUISITIONS

        On June 5, 1995, the Company completed its acquisition of Beldoch Industries Corporation ("Beldoch"). Beldoch, is a manufacturer, importer and marketer of moderate and better-priced women's knit sportswear, under the Beldoch-Popper, Alberoy and Knitmakers labels. Beldoch also holds the license for Pierre Cardin women's wear manufactured in the U.S.

        The Company completed its acquisition of certain of the assets of the Sportswear Division of Oak Hill Sportswear Corporation (such business, "Oak Hill Sportswear") on July 24, 1995, effective as of July 1, 1995. Oak Hill Sportswear designs, imports, manufactures and markets moderately priced women's sportswear.

        On June 5, 1995, the Company's loan facility from Chemical Bank was increased to $85 million from $35 million to finance the acquisitions and the additional working capital needs of these businesses.

        The pro-forma results of operations for the nine months ended September 2, 1995, after giving effect to purchase adjustments, as if the acquisitions had taken place on December 5, 1994 are as follows (in thousands, except per share data):

Net Sales                     $167,429

Net Income                    $ (1,397)

Net income per share          $  (0.10)

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

        The impact of the restatement on the Company's statement of operations and balance sheets is summarized as follows:

3 MONTHS ENDED                    September 2, 1995         September 3, 1994
---------------                -----------------------    ---------------------
                           (As Originally             (As Originally
STATEMENT OF OPERATIONS        Reported)    (Restated)    Reported)  (Restated)
-----------------------        ---------    ----------    ---------   ---------
Net Sales .................     $ 70,258     $ 66,442     $ 52,396     $ 42,195
Gross Profit ..............       20,458       19,363       15,311       11,144
Operating Income ..........       10,257        8,097        7,730        4,582
Net Income ................        5,403        4,211        4,216        2,331
Per common share:
        Net Income ........     $   0.39     $   0.30     $   0.30     $   0.17

9 MONTHS ENDED                    September 2, 1995         September 3, 1994
---------------                -----------------------    ---------------------
                           (As Originally             (As Originally
STATEMENT OF OPERATIONS        Reported)    (Restated)    Reported)  (Restated)
-----------------------        ---------    ----------    ---------   ---------
Net Sales .................     $149,515     $112,037     $116,120     $101,798
Gross Profit ..............       43,516       32,455       34,482       30,041
Operating Income ..........       18,749        8,122       14,425       12,119
Net Income ................        9,684        3,466        7,690        5,644
Per common share:
        Net Income ........     $   0.70     $   0.25     $   0.58     $   0.43


                                  September 2, 1995         December 3, 1994
                               -----------------------    ---------------------
                           (As Originally             (As Originally
BALANCE SHEET                  Reported)    (Restated)    Reported)  (Restated)
-------------                  ---------    ----------    ---------   ---------
Current Assets ............     $128,778     $122,852     $ 77,758     $ 75,311
Total Assets ..............      176,423      166,897      111,626      109,179
Total Liabilities .........      104,270      103,572       51,190       51,353
Stockholders' Equity ......       72,153       63,325       60,436       57,826

                        DONNKENNY, INC AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 2, 1995 AND SEPTEMBER 3, 1994

      Net sales increased by $10.2 million or 10.1%, from $101.8 million in the first nine months of fiscal 1994 to $112.0 million in the first nine months of fiscal 1995. The increase in net sales was primarily due to net sales of $31.3 million from Beldoch and Oak Hill, which were acquired in June and July 1995, respectively, which more than offset declines in the other divisions. The Company continues to stress its strategy of diversifying its product mix while selling to a broad range of retail stores.

       Gross profit for the first nine months of fiscal 1995 was $32.5 million or 29.0% of net sales compared to $30.0 million or 29.5% of net sales during the first nine months of fiscal 1994. The decline in gross profit percentage was due to the lower gross margin percentages in the Donnkenny and Licensed Character lines in the first two quarters of fiscal 1995 offset in part by increases attributable to Beldoch and Oak Hill net sales.

       Selling, general and administrative expenses increased from $18.1 million in the first nine months of fiscal 1994 to $23.7 million in the first nine months of 1995. As a percentage of net sales these expenses increased from 17.8% in the first nine months of fiscal 1994 to 21.1% in the first nine months fiscal 1995. This increase is primarily due to the increase in expenses related to Beldoch and Oak Hill.

       The amortization of goodwill and other related acquisition costs were $0.7 million during the first nine months of fiscal 1995 compared to $0.9 million during the first nine months of fiscal 1994. The decrease is the result of certain acquisition costs related to prior transactions being fully amortized in February 1995 offset by increases beginning in June 1995 as a result of the acquisitions of Beldoch and Oak Hill Sportswear.

       The Company sold the rights to the Ship 'n Shore trademarks during the first nine months of fiscal 1994 resulting in a one-time pre-tax gain of $l.1 million that equates to a $0.05 per share on an after tax basis. There was no corresponding gain during fiscal 1995.

       Interest expense increased from $2.1 million in the first nine months of fiscal 1994 to $2.3 million in the first nine months or fiscal 1995. This increase was the net result of reduced borrowings under the Company's Senior Term Loan with the Prudential Insurance Company of America, Pruco Life Insurance Company of America, Pruco Life Insurance and Prudential Reinsurance Company (the "Prudential Senior Term Loan") which was paid off on February 2, 1995, and higher average borrowings under the Company's Chemical Bank credit facility required to support higher working capital needs and to finance the recent acquisitions of Beldoch and Oak Hill Sportswear.

The Company provided for taxes at an effective rate of 40.0% for the first nine months of fiscal 1995 and 40.5% for the first nine months of fiscal 1994.

COMPARISON OF QUARTERS ENDED SEPTEMBER 2, 1995 AND SEPTEMBER 3, 1994

Net sales increased by $24.2 million or 57.5%, from $42.2 million in the third quarter of fiscal 1994 to $66.4 million in the third quarter of fiscal 1995. The increase in net sales was due to net sales of $31.3 million from Beldoch and Oak Hill, which were acquired in June and July 1995, respectively, which more than offset declines in the other divisions.

       Gross profit for the third quarter of fiscal 1995 was $19.4 million or 29.1% of net sales compared to $11.1 million or 26.4% of net sales during the third quarter of fiscal 1994. The increase in gross margin is due primarily to higher gross profit from the Beldoch and Oak Hill lines and a change in the sales mix.

       Selling, general and administrative expenses increased from $6.3 million in the third quarter of fiscal 1994, to $11.0 million in the third quarter of 1995. As a percentage of net sales, these expenses increased from 14.8% in the third quarter of fiscal 1994 to 16.5% in the third quarter of fiscal 1995. The increase was primarily due to additional personnel attributable to the Beldoch and Oak Hill Sportswear acquisitions in June and July 1995, respectively.

       Interest expense increased from $0.6 million in the third quarter of fiscal 1994 to $1.1 million in the third quarter of 1995. Although the Prudential Senior Term Loan was paid off on February 2, 1995, the Company incurred greater interest expense in the third quarter or fiscal 1995 than in the third quarter of fiscal 1994 because of higher average borrowings under the Company's Chemical Bank credit facility required to support greater working capital requirements and to finance the recent acquisitions of Beldoch and Oak Hill Sportswear.

       The Company provided for taxes at an effective rate of 39.8% in the third quarter of 1995 and 40.8% in the third quarter of 1994.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity requirements arise from the timing of working capital needs, primarily inventory and accounts receivable, and the interest and principal payments related to certain indebtedness. The Company's borrowing requirements for working capital fluctuates throughout the year.

       Capital expenditures were $0.5 million in the first nine months of 1995 and 1994. The Company may spend up to $2.0 million annually on capital investments in accordance with the Chemical Bank Revolving Credit Agreement described below. The Company has no material capital expenditure commitments.

During the first nine months of fiscal 1994 and fiscal 1995, the Company's operating activities used cash principally as a result increases in inventory, accounts receivable, accrued expenses and recoverable income taxes which more than offset increases in net income. Additionally, in fiscal 1994 the Company generated cash through increases in accounts payable. The Company believes that amounts available under the revolving credit facility provided by the New Chemical Bank Credit Facility will be sufficient to offset any negative operating cash flows and capital expenditures and to provide the Company with sufficient cash for its needs for the foreseeable future.

       The Company utilized the net proceeds from its second public offering, which closed on May 5, 1994, to repay $10.6 million of debt, accrued interest and a prepayment penalty owing pursuant to the Prudential Senior Term Loan. On February 2, 1995 the Company entered into a three year, $35.0 million secured revolving credit facility with Chemical Bank which replaced a $25.0 million secured line of credit facility with the Chemical Bank. On February 2, 1995, the Company drew down on such Chemical revolving credit facility to make a final principal payment of $12.4 million to retire the Prudential Senior Term Loan. On June 5, 1995, Donnkenny Apparel, Inc. and Beldoch Industries Corporation (both wholly owned subsidiaries of the Company) as borrowers, the Company and two of its other subsidiaries as guarantors and Chemical Bank, Bank of New York and Chase Manhattan Bank as lenders entered into a new credit facility (the "New Chemical Bank Credit Facility") in a maximum aggregate principal amount of $85 million. The New Chemical Bank Credit Facility, which replaced the earlier February 2, 1995 credit facility, is comprised of a $60 million revolving credit facility and a $25 million term loan facility. Such term loan facility was used to finance the Beldoch and Oak Hill Sportswear acquisitions. The New Chemical Bank Credit Facility requires compliance with certain financial performance tests on a quarterly basis that the Company expects to be able to meet. (See the above discussion regarding interest expense in the first nine months of fiscal 1994 and fiscal 1995 and in the third quarter of fiscal 1994 and the third quarter of fiscal 1995.) As of September 2, 1995, $11.5 million was available under the revolving credit facility provided under the New Chemical Bank Credit Facility.

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

Item 6.  Exhibits and Reports on Form 8-K.

         (a) On June 17, 1995, the Company filed a For 8-K dated June 5, 1995 to report on its completion of its acquisition of all of the issued and outstanding shares of Beldoch Industries Corporation and the entry into a credit agreement dated June 5, 1995 among Donnkenny Apparel Inc. (a wholly owned subsidiary of the Company) and Beldoch Industries Corporation as borrowers, the company and two of its other subsidiaries as guarantors, and Chemical Bank, Bank of New York and Chase Manhattan Bank as lenders, which provides for an $85 million credit facility consisting of a $60 million revolving credit facility and a $25 million term loan facility (the New "Chemical Bank Credit Facility"). Copies of the Stock purchase agreement dated as of May 26, 1995 among Donnkenny Apparel Inc. and the holders of all outstanding shares of common stock of Beldoch Industries Corporation and the New Chemical Bank Credit Facility, together with the related Term Notes and Revolving Notes, Security Agreements and Assignments for Security were filed as exhibits to such Form 8-K.

         (b) On August 8, 1995, the Company filed a Form 8-K dated July 24, 1995 reporting that the Company had on July 24, 1995 completed its acquisition of certain assets of the Sportswear Division of Oak Hill Sportswear Corporation.

        (c ) On August 18, 1995, the Company filed a Form 8-K/A amending its Form 8-K dated June 5, 1995 to file the consolidated Financial Statements of Beldoch Industries Corporation and Subsidiary for the years ended April 2, 1995 and April 3, 1994, historical financial statements of Beldoch Industries Corporation and Subsidiary for the two month periods ended Jun 5, 1995 and June 4, 1994 and the pro-forma condensed combined balance sheet of the company and its subsidiaries as of June 3, 1995 and pro-forma consolidated statement of operations of the Company and its subsidiaries for the year ended December 3, 1994 and the six months ended June 3, 1995.

                              S I G N A T U R E S

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            DONNKENNY, INC.
                                            ------------------------------
                                            Registrant



Date: June 11, 1997
     -----------------                      ------------------------------
                                            Harvey Appelle
                                            Chairman of the Board
                                            Chief Executive Officer




Date: June 11, 1997
     -----------------                      ------------------------------
                                            Stuart S. Levy
                                            Vice President - Finance and
                                            Chief Financial Officer,
                                            (Principal Financial Officer)