Form 10-Q/A
period 1996-03-02
DONNKENNY INC
filed 1997-06-12
CIK 29693

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QA

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 2, 1996
                                                 -------------
                                       OR

          [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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
Yes _X_   No ___.

             Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

     Common Stock $0.01 par value                            13,973,840
   -------------------------------                  -------------------
           (Class)                               (Outstanding at March 2, 1996)

                        DONNKENNY, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (FORM 10-QA)


PART I  - FINANCIAL INFORMATION                                            Page
                                                                           ----

Consolidated financial statements:

      Balance sheets as of March 2, 1996 (unaudited) and December 2, 1995...I-1

      Statements of operations for the three months ended
       March 2, 1996 and March 4, 1995(unaudited)..........................II-1

      Statements of cash flows for the three months ended
       March 2, 1996 and March 4, 1995(unaudited).........................III-1

      Notes to consolidated financial statements...........................IV-1

      Management's Discussion and Analysis of Financial Condition and
       Results of Operations............................................... V-1

PART II - OTHER INFORMATION

        Signatures.........................................................VI-1

                        DONNKENNY, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets
                                 (In Thousands)
                       March 2, 1996 and December 2, 1995

                                                                                 March 2,    December 2,
                                                                                  1996          1995
                                                                             -------------- ------------
                                                                                (Restated
                                                                                unaudited)   (Restated)
                                               ASSETS
CURRENT:
     Cash                                                                          $    432   $  2,688
     Accounts receivable - net of allowances of
     $1,678 and $1,946 in 1996 and 1995, respectively                                32,113     49,834
     Recoverable income taxes                                                         4,573      6,921
     Inventories (Note 2)                                                            51,684     47,660
     Deferred Tax Assets                                                              2,414      2,414
     Prepaid expenses and other current assets                                        1,554      1,464
                                                                                   --------   --------

                                        TOTAL CURRENT ASSETS                    `    92,770    110,981

Property, plant and equipment, net                                                   12,307     12,670
Intangible assets                                                                    33,665     34,013
                                                                                   --------   --------

Total Assets                                                                       $138,742   $157,664
                                                                                   ========   ========

                                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT:
Current portion of long-term debt                                                    $ 6,067   $ 7,092
Accounts payable                                                                      13,920    13,178
Accrued expenses and other current liabilities                                         7,610    10,354
                                                                                     -------   -------

                                     TOTAL CURRENT LIABILITIES                         27,597   30,624

Long-term debt, net of current portion                                                 41,245   55,519

Deferred income taxes                                                                   6,287    6,287

STOCKHOLDERS' EQUITY:
    Common stock, $.01 par value.  Authorized 20,000 shares;
    issued and outstanding 13,972 and 13,968
    shares in 1996 and 1995, respectively                                               139        139
    Additional paid-in capital                                                       45,786     45,744
    Retained earnings                                                                17,688     19,351
                                                                                   --------   --------
         Total stockholders' equity                                                  63,613     65,234

Total Liabilities and Stockholders' Equity                                         $138,742   $157,664
                                                                                   ========   ========


See accompanying notes to consolidated financial statements.

                        DONNKENNY, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations
                (In Thousands, Except Share and Per Share Data)
                                  (Unaudited)


                                                                        Three Months Ended
                                                                 --------------------------------
                                                                      3/2/96          3/4/95
                                                                 ---------------- ---------------
                                                                    (Restated)      (Restated)

Net sales                                                          $     42,537    $     24,702

Cost of sales                                                            30,817          18,330

                                                                   ------------    ------------
     Gross profit                                                        11,720           6,372

Selling, general and administrative expenses                             12,993           5,747

Amortization of goodwill
and other related acquisition costs                                         360             201

                                                                   ------------    ------------
     Operating (loss) income                                             (1,633)            424

 Interest expense                                                         1,113             671

                                                                   ------------    ------------

     Loss before income taxes                                           (2,746)           (247)

Income tax benefit                                                      (1,083)            (93)
                                                                   ------------    ------------

     Net loss                                                      $    (1,663)    $      (154)
                                                                   ============    ============


Net loss per common share                                          $     (0.12)    $     (0.01)
                                                                   ============    ============

Weighted average number of common shares outstanding
and common stock equivalents                                         13,972,118      13,645,640
                                                                   ============    ============


See accompanying notes to consolidated financial statements.

                        DONNKENNY, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                                 (In Thousands)
                                  (Unaudited)

                                                                                       THREE MONTHS ENDED
                                                                                     ----------------------
                                                                                       March 2,    March 4,
                                                                                        1996        1995
                                                                                     ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                (Restated)  (Restated)
  Net loss                                                                            $ (1,663)   $   (154)

  Adjustments to reconcile net loss to net cash provided by operating activities:
    Depreciation and amortization of fixed assets                                          526         272
    Amortization of intangibles                                                            360         201
    Accretion of debt discount                                                              --           6
    Provision for losses on accounts receivable                                            268         420
    Changes in assets and liabilities:
        Decrease in accounts receivable                                                 17,453      15,294
        Decrease (increase) in recoverable income taxes                                  2,348        (146)
        Increase in inventories                                                         (4,024)    (12,105)
        Increase in prepaid expenses and
        other current assets                                                               (90)       (207)
        Increase (decrease) in accounts payable                                            742      (3,234)
        Decrease in accrued expenses and other
        current liabilities                                                             (2,756)       (165)
                                                                                      --------    --------

              Net cash provided by operating activities                               $ 13,164    $    182
                                                                                      --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of fixed assets                                                              (163)       (296)
                                                                                      --------    --------

              Net cash used in investing activities                                       (163)       (296)
                                                                                      --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Repayment of long-term debt                                                    (18,299)    (12,402)
        Long-term borrowings                                                             3,000      12,500
        Net proceeds from secondary offering                                                42          --
                                                                                      --------    --------

              Net cash (used in) provided by financing activities                      (15,257)         98
                                                                                      --------    --------

NET DECREASE IN CASH                                                                  $ (2,256)   $    (16)

CASH, AT BEGINNING OF YEAR                                                               2,688       1,606
                                                                                      --------    --------

CASH, AT END OF QUARTER                                                               $    432    $  1,590
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

                                                            III - 1

                        DONNKENNY, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                      (In Thousands Except Per Share Data)

NOTE 1 - BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the Rules of the Securities and Exchange Commission ("SEC") and in the opinion of management, include all adjustments, (consisting of normal recurring accruals) necessary for the fair presentation of financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. The Company believes the disclosures made are adequate to make such financial statements not misleading. The results for the interim periods presented are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company's December 31, 1996 Form 10-K which includes restated financial information for the 1994 and 1995 fiscal years. Balance sheet data as of December 2, 1995 has been derived from audited financial statement of the Company.

NOTE 2 - INVENTORIES

Inventories consist of the following:
                                             March 2,          December 2,
                                              1996                1995
                                           ----------       --------------
                                                          (Restated see Note 1)
Raw materials                                 $12,115             $11,071
Work-in-process                                 5,030               4,783
Finished goods                                 34,719              31,806
                                               ------              ------
                                              $51,864             $47,660
                                             ========             =======

NOTE 3 - ACQUISITIONS

        In June 1995, the Company completed its acquisition of Beldoch Industries Corporation ("Beldoch"). In July 1995, the Company completed the purchase of certain assets of the Sportswear Division of Oak Hill Sportswear Corporation ("Oak Hill").

NOTE 4 - STOCK SPLIT

        On November 17, 1995 , the Board of Directors authorized a two-for-one stock split which was paid to all holders of record on December 4, 1995. All references in the accompanying consolidated financial statements to number of shares, per share amounts, and prices of the Company's common stock for periods prior to December 4, 1995 have been restated to reflect the stock split.

NOTE 5 - RESTATEMENT OF FINANCIAL INFORMATION

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

        The impact of the restatement on the Company's statement of operations and balance sheets is summarized as follows:

3 MONTHS ENDED                                                           March 2, 1996                   March 4, 1995
--------------                                                  -----------------------------     ------------------------------
                                                                (As Originally                    (As Originally
STATEMENT OF OPERATIONS                                            Reported)       (Restated)        Reported)        (Restated)
-----------------------                                            ---------        ---------        ---------         ---------
Net sales............................................               $52,194          $42,537          $39,112           $24,702
Gross profit........................................                 14,877           11,720           11,386             6,372
Operating income (loss)..........................                     5,575           (1,633)           4,238               424
Net income (loss)..................................                   2,655           (1,663)           2,105              (154)
Per common share:
        Net income (loss)..........................                   $0.19           ($0.12)           $0.15            ($0.01)


                                                                          March 2, 1996                    December 2, 1995
                                                              --------------------------------     ------------------------------
                                                                (As Originally                     (As Originally
BALANCE SHEET                                                      Reported)        (Restated)        Reported)        (Restated)
--------------                                                     ---------        ----------        ---------        ----------
Current Assets.....................................                  94,408           $92,770          111,603          $110,981
Total Assets........................................                143,741           138,742          161,647           157,664
Total Liabilities....................................                72,684            75,129           93,287            92,430
Stockholders' Equity..............................                   71,057            63,613           68,360            65,234

                        DONNKENNY, INC AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


COMPARISON OF QUARTERS ENDED MARCH 2, 1996 AND MARCH 4, 1995

    Net sales increased by $17.8 million, or 72.2% from $24.7 million in the first quarter of fiscal 1995 to $42.5 million in the first quarter of fiscal 1996. The increase in net sales was primarily due to $18.1 million of incremental net sales from Beldoch and Oak Hill which were acquired in June and July 1995, respectively, which more than offset declines in the other divisions.

    Gross profit for the first quarter of fiscal 1996 was $11.7 million or 27.6% of net sales compared to $6.4 million or 25.8% of net sales during the first quarter of fiscal 1995. The increase was primarily due to higher gross margin from Beldoch and Oak Hill, which were acquired in June and July 1995, respectively.

    Selling, general and administrative expenses increased from $5.7 million in the first quarter of fiscal 1995 to $13.0 million in the fist quarter of fiscal 1996. As a percentage of net sales, these expenses increased from 23.3% in the first quarter of fiscal 1995 to 30.5% in the first quarter of fiscal 1996. The increase in SG&A expenses in the aggregate and as a percentage of net sales was due primarily to the higher selling, general and administrative expenses related to Beldoch and Oak Hill, which were acquired in June and July 1995, respectively.

    Amortization of goodwill and other related acquisition costs was $0.4 million during the first quarter of fiscal 1996 compared to $0.2 million during the first quarter of fiscal 1995, due to the businesses acquired in June and July of fiscal 1995 being included for the first quarter in fiscal 1996.

    Interest expense increased from $0.7 million during the first quarter of fiscal 1995 to $1.1 million during the first quarter of fiscal 1996. The increase was the net result of higher average borrowings under the Company's credit facility required to finance the acquisitions of Beldoch Industries in June 1995 and Oak Hill Sportswear in July 1995 and to finance additional working capital needs.

    The Company provided for taxes at an effective rate of 39.4% for the first quarter of fiscal 1996 and 37.7% for the first quarter of fiscal 1995.

LIOUDITY AND CAPITAL RESOURCES

    The Company's liquidity requirements arise from the funding of working capital needs, primarily inventory and accounts receivable, and interest and principal payments related to certain indebtedness. The Company's borrowing requirements for working capital fluctuates throughout the year.

Capital expenditures were $0.2 million for the first quarter fiscal 1996 compared to $0.3 million in the first quarter of fiscal 1995. The Company may spend up to $2.0 million annually on capital investments in accordance with the Chemical Bank Revolving Credit Agreement described below. The company has no material capital expenditure commitments.

Donnkenny Apparel, Inc. and Beldoch Industries Corporation (Both wholly-owned subsidiaries of the Company) as borrowers, the Company and the Company's other two subsidiaries as guarantors and Chemical Bank, Bank of New York and Chase Manhattan Bank as lenders are parties to a credit facility (The " Chemical Bank Credit Facility") in a maximum aggregate principal amount of $85.0 million which was entered into in June 1995. The Chemical Bank Credit Facility is comprised of a $60.0 million revolving credit facility and a $25.0 million term loan facility. The Chemical Bank Credit Facility requires compliance with certain financial performance tests on a quarterly basis that the Company expects to be able to meet. As of April 3, 1996, $11.6 million was available under the revolving credit facility provided under the Chemical Bank Credit Facility.

    During the first quarter of fiscal 1996 and fiscal 1995, the Company's operating activities generated cash principally as the result of decreases in accounts receivable offsetting increases in inventories in both years and a decrease in accounts payable in fiscal 1995. The Company believes that amounts under the revolving credit facility provided under the Chemical Bank Credit Facility will be sufficient to offset any negative operating cash flows and capital expenditures, and with an adjustment to accommodate increased outstanding letter of credit facilities which is being discussed with the lenders under the Chemical Bank facility, will provide the Company with sufficient cash for its needs for the foreseeable future.

                               S I G N A T U R E S

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Donnkenny, Inc
                                      --------------
                                       Registrant



Date:    June 11, 1997
      -------------------            ----------------------
                                      Harvey Appelle
                                      Chairman of the Board
                                      President and Chief
                                      Executive Officer




Date:    June 11, 1997
      -------------------            -----------------------
                                      Stuart S. Levy
                                      Vice President - Finance
                                      and Chief Financial Officer,
                                      (Principal Financial Officer)