Form 10-Q/A
period 1996-06-01
DONNKENNY INC
filed 1997-06-12
CIK 29693

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
                                                  -------

                                  Donnkenny, Inc.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                       Delaware                                 51-022889
             ------------------------------                  ----------------
             (State or other jurisdiction of                 (I.R.S. Employer
             incorporation or organization)                 Identification No.)

              1411 Broadway, New York, NY                          10018
         ----------------------------------------               ----------
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
Yes _X_   No ___.

             Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

    Common Stock $0.01 par value                        13,996,640
   ------------------------------              -----------------------------
              (Class)                          (Outstanding at June 1, 1996)

                        DONNKENNY, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (FORM 10-QA)


PART I  - FINANCIAL INFORMATION                                            Page


Consolidated financial statements:

        Balance sheets as of June 1, 1996 (unaudited) and December 2, 1995..I-1

        Statements of operations for the three months ended
         June 1, 1996 and June 3, 1995 (unaudited).........................II-1

        Statements of cash flows for the six months ended
         June 1, 1996 and June 3, 1995 (unaudited)........................III-1

        Notes to consolidated financial statements.........................IV-1

        Management's Discussion and Analysis of Financial Condition and
         Results of Operations..............................................V-1

PART II - OTHER INFORMATION................................................VI-1

        Signatures.........................................................VI-2

        Exhibit Index.....................................................VII-1
                Exhibit 10.33
                Exhibit 10.34

                        DONNKENNY, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets
                                 (In Thousands)
                       June 1, 1996 and December 2, 1995



                                                                            June 1,  December 2,
                                                                             1996       1995
                                                                           --------   --------
                                                                          (Restated
                                                                          unaudited) (Restated)
                                               ASSETS
                                               ------
CURRENT:
     Cash                                                                  $  1,298   $  2,688
     Accounts receivable - net of allowances of
     $1,815 and $1,946 in 1996 and 1995, respectively                        30,193     49,834
     Recoverable income taxes                                                 8,446      6,921
     Inventories (Note 2)                                                    50,311     47,660
     Deferred Tax Assets                                                      2,414      2,414
     Prepaid expenses and other current assets                                1,924      1,464
                                                                           --------   --------

                                        TOTAL CURRENT ASSETS                 94,586    110,981

Property, plant and equipment, net                                           12,216     12,670
Intangible assets                                                            33,299     34,013
                                                                           --------   --------

Total Assets                                                               $140,101   $157,664
                                                                           ========   ========

                                LIABILITIES AND STOCKHOLDERS' EQUITY
                                ------------------------------------

CURRENT:
     Current portion of long-term debt                                     $  6,095   $  7,092
     Accounts payable                                                        12,559     13,178
     Accrued expenses and other current liabilities                           8,673     10,354
                                                                           --------   --------

                                     TOTAL CURRENT LIABILITIES               27,327     30,624

Long-term debt, net of current portion                                       45,463     55,519

Deferred income taxes                                                         6,287      6,287

STOCKHOLDERS' EQUITY:
    Common stock, $.01 par value.  Authorized 20,000 shares;
    issued and outstanding 13,997 and 13,968
    shares in 1996 and 1995, respectively                                       139        139
    Additional paid-in capital                                               45,997     45,744
    Retained earnings                                                        14,888     19,351
                                                                           --------   --------
         Total stockholders' equity                                          61,024     65,234

Total Liabilities and Stockholders' Equity                                 $140,101   $157,664
                                                                           ========   ========


See accompanying notes to consolidated financial statements

                        DONNKENNY, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations
                (In Thousands, Except Share and Per Share Data)
                                  (Unaudited)



                                                                           Three Months Ended               Six Months Ended
                                                                      ----------------------------    ----------------------------
                                                                         6/1/96          6/3/95          6/1/96          6/3/95
                                                                      ----------------------------    ----------------------------
                                                                       (Restated)      (Restated)      (Restated)      (Restated)

Net sales                                                             $     52,407    $     20,893    $     94,944    $     45,595

Cost of sales                                                               41,019          14,173          71,836          32,503

                                                                      ------------    ------------    ------------    ------------
     Gross profit                                                           11,388           6,720          23,108          13,092

Selling, general and administrative expenses                                14,619           6,944          27,611          12,691

Amortization of excess cost over fair value of net assets
acquired and other related acquisition costs                                   368             175             729             376

                                                                      ------------    ------------    ------------    ------------
     Operating (loss) income                                                (3,599)           (399)         (5,232)             25

 Interest expense                                                            1,108             568           2,221           1,239

                                                                      ------------    ------------    ------------    ------------

     Loss before income taxes                                               (4,707)           (967)         (7,453)         (1,214)

Income tax benefit                                                          (1,907)           (376)         (2,990)           (469)
                                                                      ------------    ------------    ------------    ------------

    Net loss                                                          $     (2,800)   $       (591)   $     (4,463)   $       (745)
                                                                      ============    ============    ============    ============


    Net loss per common share                                         $      (0.20)   $      (0.04)   $      (0.32)   $      (0.05)
                                                                      ============    ============    ============    ============

Weighted average number of common shares outstanding
and common stock equivalents                                            13,985,831      13,645,640      13,979,012      13,645,640
                                                                      ============    ============    ============    ============


See accompanying notes to consolidated financial statements

                        DONNKENNY, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                                 (In Thousands)
                                  (Unaudited)

                                                                                               SIX MONTHS ENDED
                                                                                             ----------------------
                                                                                               June 1,     June 3,
                                                                                                1996        1995
                                                                                             ---------- -----------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                        (Restated)  (Restated)
  Net loss                                                                                   $ (4,463)   $   (745)

  Adjustments to reconcile net loss to net cash provided by operating activities:
    Depreciation and amortization of fixed assets                                                 848         547
    Amortization of intangibles                                                                   729         376
    Accretion of debt discount                                                                   --             6
    Provision for losses on accounts receivable                                                   131         306
    Changes in assets and liabilities:
        Decrease in accounts receivable                                                        19,510      21,532
        Increases in recoverable income taxes                                                  (1,525)     (1,880)
        Increase in inventories                                                                (2,651)    (14,137)
        Increase in prepaid expenses and
        other current assets                                                                     (475)       (116)
        Decrease in accounts payable                                                             (619)     (7,413)
        (Decrease) increase in accrued expenses and other
        current liabilities                                                                    (1,681)        899
                                                                                             --------    --------

              Net cash provided by (used in) operating activities                               9,804        (625)
                                                                                             --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of fixed assets                                                                     (394)       (412)
                                                                                             --------    --------

              Net cash used in investing activities                                              (394)       (412)
                                                                                             --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Repayment of long-term debt                                                            (3,553)    (15,416)
        Long-term borrowings                                                                               16,000
        Net repayments under revolving credit line                                             (7,500)       --
        Exercise of stock options                                                                 253        --
                                                                                             --------    --------

              Net cash (used in) provided by financing activities                             (10,800)        584
                                                                                             --------    --------

NET DECREASE IN CASH                                                                           (1,390)       (453)

CASH, AT BEGINNING OF YEAR                                                                      2,688       1,606
                                                                                             --------    --------

CASH, AT END OF QUARTER                                                                      $  1,298    $  1,153

                                                                                             ========    ========

See accompanying notes to consolidated financial statements

                                                               III - 1

                        DONNKENNY, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                      (In Thousands Except Per Share Data)


NOTE 1 - BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the Rules of the Securities and Exchange Commission ("SEC") and in the opinion of management, include all adjustments, (consisting of normal recurring accruals) necessary for the fair presentation of financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. The Company believes the disclosures made are adequate to make such financial statements not misleading. The results for the interim periods presented are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company's December 31, 1996 Form 10-K which includes restated financial information for the 1994 and 1995 fiscal years. Balance sheet data as of December 2, 1995 has been derived from audited financial statements of the Company.

NOTE 2 - INVENTORIES

Inventories consist of the following:
                                             June 1,     December 2,
                                               1996         1995
                                             -------      -------
                                                       (Restated see Note1)
Raw materials                               $ 11,131     $ 11,071
Work-in-process                                5,600        4,783
Finished goods                                33,580       31,806
                                           ---------     --------
                                            $ 50,311     $ 47,660
                                           =========     ========

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

        The impact of the restatement on the Company's statement of operations and balance sheets is summarized as follows:


3 MONTHS ENDED                                                     June 1, 1996             June 3, 1995
--------------                                              ------------------------- -----------------------
                                                             (As Originally           (As Originally
STATEMENT OF OPERATIONS                                         Reported)  (Restated)    Reported)  (Restated)
-----------------------                                        ---------   ---------    ---------   ---------
Net Sales......................................                $  54,996   $  52,407    $  40,145   $  20,893
Gross Profit...................................                   15,473      11,388       11,672       6,720
Operating Income (Loss)........................                    5,979      (3,599)       4,253        (399)
Net Income (Loss)..............................                    2,879      (2,800)       2,175        (591)
Per common share:
        Net Income (Loss)......................                $    0.20   ($   0.20)   $    0.16   ($   0.04)


6 MONTHS ENDED                                                     June 1, 1996              June 3, 1995
--------------                                              ------------------------- -----------------------
                                                            (As Originally            (As Originally
STATEMENT OF OPERATIONS                                        Reported)   (Restated)    Reported   (Restated)
-----------------------                                        ---------   ----------    --------   ---------
Net Sales......................................                $ 107,190   $  94,944    $  79,257   $  45,595
Gross Profit...................................                   30,350      23,108       23,058      13,092
Operating Income (Loss)........................                   11,554      (5,232)       8,492          25
Net Income (Loss(..............................                    5,534      (4,463)       4,281        (745)
Per common share:
        Net Income (Loss)......................                $    0.39   ($   0.32)   $    0.31   ($   0.05)



                                                                   June 1, 1996            December 2, 1995
                                                            ------------------------ ------------------------
                                                            (As Originally           (As Originally
BALANCE SHEET                                                  Reported)   (Restated)   Reported)   (Restated)
-------------                                                  ---------   ---------    ---------   ---------
Current Assets.................................                $  99,695   $  94,586    $ 111,603   $ 110,981
Total Assets...................................                  148,571     140,101      161,647     157,664
Total Liabilities..............................                   74,424      79,077       93,287      92,430
Stockholders' Equity...........................                   74,147      61,024       68,360      65,234

                        DONNKENNY, INC AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



COMPARISON OF SIX MONTHS ENDED JUNE 1, 1996 AND JUNE 3, 1995

    Net sales increased by $49.3 million or 108.2% from $45.6 million in the first half of fiscal 1995 to $94.9 million in the first half of fiscal 1996. Net sales increased in the Company's sportswear category led by sales from Oak Hill Sportswear and Beldoch Industries acquired during the third quarter of fiscal 1995 whose net sales contribution of $52.2 million in fiscal 1996 which more than offset sales declines in the other divisions.

    Gross profit for the first half of fiscal 1996 was $23.1 million or 24.3% of net sales compared to $13.1 million or 28.7% of net sales during the first half of fiscal 1995. The percentage decline was primarily attributable to the lower gross margin percentages from the sales of Beldoch and Oak Hill products and the sell off of discontinued licensed apparel at low margins.

    Selling, general and administrative expenses increased from $12.7 million in the first half of fiscal 1995 to $27.6 million in the first half of fiscal 1996. As a percentage of net sales, these expenses increased from 27.8% in the first half of fiscal 1995 to 29.1% in the first half of fiscal 1996. The increase in SG&A expenses in dollars and as a percentage of net sales was due primarily to the higher selling, general and administrative expenses related to Beldoch and Oak Hill which were acquired in June and July 1995, respectively.

    The amortization of goodwill and other related acquisition costs were $0.7 million during the first half of fiscal 1996 compared to $0.4 million during the first half of fiscal 1995, due to the businesses acquired in June and July of fiscal 1995 being included for the entire six month period in fiscal 1996.

    Interest expense increased from $1.2 million during the first half of fiscal 1995 to $2.2 million during the first half of fiscal 1996. The increase was the net result of higher average borrowings under the Company's credit facility required to finance the acquisitions of Beldoch Industries in June 1995 and Oak Hill Sportswear in July 1995 and to finance additional working capital needs.

    The Company provided for taxes at an effective rate of 40.1% for the first half of fiscal 1996 and 38.6% for the first half of fiscal 1995.

COMPARISON OF QUARTERS ENDED JUNE 1, 1996 AND JUNE 3, 1995

    Net sales increased by $31.5 million or 150.8% from $20.9 million in the second quarter of fiscal 1995 to $52.4 million in the second quarter of fiscal 1996. Fiscal 1996 includes net sales from Beldoch and Oak Hill which were acquired in the third quarter of fiscal 1995. Sales from Beldoch and Oak Hill accounted for $34.1 million of the net sales increase, which more than offset declines in the other divisions.

    Gross profit for the second quarter of fiscal 1996 was $11.4 million, or 21.7% of net sales compared to $6.7 million or 32.2% of net sales during the second quarter of fiscal 1995. The percentage decline was primarily attributable to the lower gross margin percentages from the sales of Beldoch and Oak Hill products and the sell off of discontinued licensed apparel at low margins.

    Selling, general and administrative expenses increased from $6.9 million in the second quarter of fiscal 1995 to $14.6 million in the second quarter of fiscal 1996. The increase in dollar terms was due to additional expenses associated with Beldoch and Oak Hill which were acquired in June and July 1995, respectively. As a percentage of net sales, these expenses declined from 33.2% in the second quarter of fiscal 1995 to 27.9% in the second quarter of fiscal 1996. The decline in SG&A expenses as a percentage of net sales was due primarily to the fact that design and sales expenses increased at a lower rate than the percentage of increase in net sales.

    The amortization of goodwill and other related acquisition costs was $0.4 million during the second quarter of fiscal 1996 compared to $0.2 million during the second quarter or fiscal 1995, due to the businesses acquired in June and July of fiscal 1995 being included for the second quarter in fiscal 1996.

    Interest expense increased from $0.6 million during the second quarter of fiscal 1995 to $1.1 million during the second quarter of fiscal 1996. The increase was the net result of higher average borrowings under the Company's credit facility required to finance the acquisitions of Beldoch Industries in June 1995 and Oak Hill Sportswear in July 1995 and to finance additional working capital needs.

    The Company provided for taxes at an effective rate of 40.5% for the second quarter of fiscal 1996 and 38.9% for the second quarter of fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's liquidity requirements arise from the funding of working capital needs, primarily inventory and accounts receivable, and the interest and principal payments related to certain indebtedness. The Company's borrowing requirements for working capital fluctuates throughout the year.

    Capital expenditures were $0.4 million for the first half of fiscal 1996 compared to $0.4 million in the first half fiscal 1995. The Company may spend up to $3.0 million annually on capital investments in accordance with the Chemical Bank Revolving Credit Agreement described below. The Company has no material capital expenditure commitments.

    Donnkenny Apparel, Inc. and Beldoch Industries Corporation (Both wholly-owned subsidiaries of the Company) as borrowers, the Company and the Company's other two subsidiaries as guarantors and Chemical Bank, Bank of New York and Chase Manhattan Bank as lenders are parties to a credit facility entered into in June 1995 for an initial maximum aggregate principal amount of $85.0 million which was increased to $100.0 million in May 1996 to provide the Company with the ability to open additional letters of credit (such credit facility as amended to date, the "Chemical Bank Credit Facility"). The Chemical Bank Credit Facility is comprised of a $75 million revolving credit facility and a $25 million term loan facility. The Chemical Bank Credit Facility requires compliance with certain financial performance tests on a quarterly basis that the Company expects to be able to meet. As of June 24, 1996, $17.3 million was available under the revolving credit facility provided under the Chemical Bank Credit Facility.

    During the first half of fiscal 1996, the Company's operating activities generated cash principally as the result of decreases in accounts receivable offset by a net loss, increases in inventories and decreases in accrued expenses. During the first half of fiscal 1995, the Company's operating activities used cash principally as a result of increases in inventories and decreases in accounts payable, offset by decreases in accounts receivables. The Company believes that amounts avai1able under the revolving credit facility provided under the Chemical Bank Credit Facility will be sufficient to offset any negative operating cash flows and capital expenditures and will provide the Company with sufficient cash for its needs for the foreseeable future.

                           PART II. OTHER INFORMATION


Items 1 - 3.             Not applicable
------------

Item 4.         Submission of matters to vote of security holders.
-------

The Company's annual meeting of stockholders was held on April 19, 1996. The following directors were elected:

Name                             For                      Withholding Authority
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

Item 5. Not applicable
-------

Item 6. Exhibits and reports on  form 8-K.
-------

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

                         2. Second Amendment Agreement dated as of May 13, 1996
to the Credit Agreement dated as of June 5, 1995 among Donnkenny Apparel, Inc., Beldoch Industries Corporation , the Guarantors Named therein, the Lenders Named therein and Chemical Bank as agent.

(b)             Reports on Form 8-K
                -------------------

                         No reports on Form 8-K were filed by Company during the
quarter ended June 1, 1996.

                               S I G NA T U R E S

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       Donnkenny, Inc.
                                                       --------------------
                                                       Registrant



Date:    June 11, 1997
      -------------------                         -------------------------
                                                    Harvey Appelle
                                                    Chairman of the Board,
                                                    President and Chief
                                                    Executive Officer




Date:   June 11, 1997
      -------------------                         -------------------------
                                                  Stuart S. Levy
                                                  Vice President - Finance
                                                  and Chief Financial Officer,
                                                  (Principal Financial Officer)

                                   EXHIBIT INDEX

Exhibit                             Description of                Sequentially
No.                                 Exhibit                       Numbered Page
-----                               -------------                 -------------

10.33 First Amendment Agreement dated as of April 12, 1996 to the Credit Agreement dated as of June 5, 1995 among Donnkenny Apparel, Inc., Beldoch Industries Corporation, the Guarantors Named therein, the Lenders Named therein and Chemical Bank as Agent. (1)



Exhibit No.  10.34      Second Amendment Agreement dated as of
                        May 13, 1996 to the Credit Agreement
                        dated as of June 5, 1995 among
                        Donnkenny Apparel, Inc., Beldoch
                        Industries Corporation, the Guarantors
                        Named therein, the Lenders Named
                        therein and Chemical Bank as Agent. (1)

(1) Incorporated herein by reference to the Company's Report on Form 10-Q for the quarterly period ended June 1, 1996 as filed with the Commission on July 10, 1996

                                      VII-1