Form 10-Q/A
period 1996-09-30
DONNKENNY INC
filed 1997-06-12
CIK 29693

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QA

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996
                                              ------------------

                                      OR

          [X]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

      For the transition period from December 3,1995 to December 31,1995
                                     ---------------    ----------------

                        Commission file number 0-21940
                                               -------

                                Donnkenny, Inc.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                     Delaware                      51-022889
         -------------------------------        ----------------
         (State or other jurisdiction of        (I.R.S. Employer
          incorporation or organization)       Identification No.)

                  1411 Broadway, New York, NY             10018
            ------------------------------------------------------
            (Address of principal executive offices)    (Zip Code)

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
                                                                   ---    ---

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

      Common Stock $0.01 par value                 14,044,940
      ----------------------------      ----------------------------------
               (Class)                  (Outstanding at November 15, 1996)

                       DONNKENNY, INC. AND SUBSIDIARIES

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (FORM 10-QA)

                                                                                                          Page
                                                                                                          ----
PART I  - FINANCIAL INFORMATION

Consolidated financial statements:

        Balance sheets as of September 30, 1996 (unaudited) and December 2, 1995 ........................    I-1

        Statements of income for the three months ended and nine months ended
        September 30, 1996 and September 2, 1995  (unaudited) ...........................................   II-1

        Statements of cash flows for the nine months ended
        September 30, 1996 and September 2, 1995  (unaudited) ...........................................  III-1

        Notes to Consolidated Financial Statements.......................................................   IV-1

        Management's Discussion and Analysis of Financial Condition and
        Results of Operations ...........................................................................    V-1

PART II - OTHER INFORMATION

        Legal Proceedings ...............................................................................   VI-1

        Defaults Upon Senior Securities .................................................................   VI-1

        Exhibits and Reports on Form 8-K ................................................................   VI-1

        Signatures ......................................................................................   VI-2

                       DONNKENNY, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets
                                (In Thousands)
                    September 30, 1996 and December 2, 1995

                                                                   September 30,   December 2,
                                                                       1996           1995
                                                                   -------------   -----------
                                                                    (unaudited)     (Restated)
                                        ASSETS
CURRENT:
     Cash                                                             $  1,119       $  2,688
     Accounts receivable - net of allowances of
     $2,600 and $1,946 in 1996 and 1995, respectively                   53,345         49,834
     Recoverable income taxes                                            8,231          6,921
     Inventories (Note 2)                                               59,851         47,660
     Deferred tax assets                                                 2,414          2,414
     Prepaid expenses and other current assets                           3,160          1,464
                                                                      --------       --------

                                 TOTAL CURRENT ASSETS                  128,120        110,981

Property, plant and equipment, net                                      11,855         12,670
Intangible assets                                                       32,776         34,013
                                                                      --------       --------

Total Assets                                                          $172,751       $157,664
                                                                      ========       ========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT:
     Current portion of long-term debt                                $ 69,123       $  7,092
     Accounts payable                                                   23,041         13,178
     Accrued expenses and other current liabilities                      7,845         10,354
                                                                      --------       --------

                              TOTAL CURRENT LIABILITIES                100,009         30,624

Long-term debt, net of current portion                                     162         55,519

Deferred income taxes                                                    6,689          6,287

STOCKHOLDERS' EQUITY:
    Common stock, $.01 par value.  authorized 20,000 shares;
    issued and outstanding 14,215 and 13,968
    shares in 1996 and 1995, respectively                                  140            139
    Additional paid-in capital                                          46,342         45,744
    Retained earnings                                                   19,409         19,351
                                                                      --------       --------
         Total stockholders' equity                                     65,891         65,234

Total Liabilities and Stockholders' Equity                            $172,751       $157,664
                                                                      ========       ========



See accompanying notes to consolidated financial statements.

                       DONNKENNY, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations
                (In Thousands, Except Share and Per Share Data)
                                  (Unaudited)


                                                               Three Months Ended           Nine Months Ended
                                                            -------------------------   -------------------------
                                                              9/30/96        9/2/95       9/30/96       9/2/95
                                                            -----------   -----------   -----------   -----------
                                                             (Restated)    (Restated)    (Restated)    (Restated)
Net sales                                                   $    82,482   $    66,442   $   184,401   $   112,037

Cost of sales                                                    61,953        47,079       138,777        79,582
                                                            -----------   -----------   -----------   -----------
     Gross profit                                                20,529        19,363        45,624        32,455

Selling, general and administrative expenses                     11,246        10,968        37,110        23,659

Amortization of excess cost over fair value of net assets
acquired and other related acquisition costs                        402           298         1,137           674
                                                            -----------   -----------   -----------   -----------
     Operating income                                             8,881         8,097         7,377         8,122

 Interest expense                                                 1,357         1,102         3,499         2,341
                                                            -----------   -----------   -----------   -----------

     Income before income taxes                                   7,524         6,995         3,878         5,781

Income taxes                                                      3,086         2,784         1,551         2,315
                                                            -----------   -----------   -----------   -----------

    Net income                                              $     4,438   $     4,211   $     2,327   $     3,466
                                                            ===========   ===========   ===========   ===========


    Net income per common share                             $      0.31   $      0.30   $      0.17   $      0.25
                                                            ===========   ===========   ===========   ===========

Weighted average number of common shares outstanding
and common stock equivalents                                 14,100,000    13,932,420    13,900,000    13,800,000
                                                            ===========   ===========   ===========   ===========


See accompanying notes to consolidated financial statements.

                       DONNKENNY, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                                (In Thousands)
                                  (Unaudited)

                                                                              NINE MONTHS ENDED
                                                                         -----------------------------
                                                                         September 30,    September 2,
                                                                             1996             1995
                                                                         -------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                      (Restated)      (Restated)
  Net income                                                               $  2,327        $  3,466

  Adjustments to reconcile net income to net cash provided by operating activities:
    Increase in deferred income taxes                                           402             231
    Depreciation and amortization of fixed assets                             1,416           1,049
    Amortization of intangibles                                               1,137             667
    Accretion of debt discount                                                 --                 6
    Provision for losses on accounts receivable                                (591)            330
    Changes in assets and liabilities:
        Increase  in accounts receivable                                    (20,150)        (13,215)
        Decrease (increase) in recoverable income taxes                        (652)         (3,766)
        Increase in inventories                                              (9,103)        (13,967)
        (Increase) decrease in prepaid expenses and
        other current assets                                                   (163)            280
        Increase (decrease) in accounts payable                              11,681            (677)
        Increase (decrease) in accrued expenses and other
        current liabilities                                                  (2,196)          3,618
        Increase in income taxes payable                                       --             1,552
                                                                           --------        --------

              Net cash used in operating activities                         (15,892)        (20,426)
                                                                           --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of fixed assets                                                   (767)           (496)
    Investment in acquistions, net of acquired cash                            --           (29,326)
                                                                           --------        --------
              Net cash used in investing activities                            (767)        (29,822)
                                                                           --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Repayment of long-term debt                                          (4,379)        (18,540)
        Long-term borrowings                                                   --            66,000
        Net borrowings under revolving credit line                           16,093            --
        Exercise of stock options                                               599           2,033
                                                                           --------        --------

              Net cash provided by financing activities                      12,313          49,493
                                                                           --------        --------

NET DECREASE IN CASH                                                         (4,346)           (755)

CASH, AT BEGINNING OF YEAR                                                    5,465           1,606
                                                                           --------        --------

CASH, AT END OF QUARTER                                                    $  1,119        $    851
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

NOTE 2 - INVENTORIES

Inventories consist of the following:


                          September 30,          December 2,
                              1996                  1995
                              ----                  ----
                                            (Restated see Note 1)
Raw materials               $14,331               $11,071
Work-in-process               4,757                 4,783
Finished goods               40,763                31,806
                            -------               -------
                            $59,851               $47,660
                            =======               =======

NOTE 3 - ACQUISITIONS

        In June 1995, the Company acquired all of the issued and outstanding shares of Beldoch Industries Corporation ("Beldoch") for $13,000 in cash and a $2,000 note payable, due within one year of the closing date and bearing 6% interest. The transaction was financed by a portion of the proceeds of a $25,000 term note and a $60,000 revolving note.

        In July 1995, the Company completed the purchase of certain assets of the Sportswear Division of Oak Hill Sportswear Corporation ("Oak Hill") for $14,600, financed by additional borrowing under the Company's revolving credit line. The excess of fair market value of net assets acquired was recorded as goodwill and is being amortized over 20 years.

        The operating results of each acquisition are included in the Company's consolidated results of operations from the respective dates of acquisition. The following unaudited proforma information assumed the acquisitions of Beldoch and Oak Hill were completed as of December 4, 1994. The results have been presented for comparative purposes only and do not purport to be indicative of results that would have been incurred if they had been made at the beginning of the respective year, or results that may occur in the future.

                                            Nine Months Ended
                                           September, 2, 1995
                                         (Restated - See Note 1)
                                         -----------------------
               Net Sales                        $167,429
               Operating Income                  $(1,397)
               Loss per share                     $(0.10)

NOTE 4 - STOCK SPLIT

        On November 17, 1995 , the Board of Directors authorized a two-for-one stock split, which was paid to all holders of record on December 4, 1995. All references in the accompanying consolidated financial statements to number of shares, per share amounts, and prices of the Company's common stock for periods prior to December 4, 1995 have been restated to reflect the stock split.

NOTE 5 - RESTATEMENT OF FINANCIAL INFORMATION

        The Company has restated its financial statements for the years ended December 2, 1995 and December 3, 1994, as well as the quarters within such years and the two quarters of fiscal 1996 because of errors discovered for those periods subsequent to the issuance of such financial statements. The financial statements for the aforementioned periods required restatement to correct the reporting for the recognition of net sales, cost of sales and certain expenses. The third quarter of fiscal 1996 was restated for the rescission of the Fashion Avenue acquisition and to reflect additional reserves. Subsequent to filing Form 10-Q for the nine months ended September 30, 1996 the Company mutually agreed with the former owner of Fashion Avenue Knits and Related Companies to rescind the previously announced acquisition of these businesses. This resulted in a reduction in net sales of $3.5 million and a reduction in net income of $0.6 million for the third quarter. In addition the third quarter net sales were reduced by $0.6 million to reflect additional reserves for sales returns and markdowns which resulted in a reduction in net income of $0.1 million.

In January 1997 the Company mutually agreed with the former owner of Fashion Avenue Knits and Related Companies to pay a total of $0.5 million in cash, stock and expenses which was accrued in the fourth quarter of fiscal 1996.

        The impact of the restatement on the Company's statement of operations and balance sheets is summarized as follows:


3 MONTHS ENDED                  September 30, 1996        September 2, 1995
--------------              ------------------------- -------------------------
                            (As Originally            (As Originally
STATEMENT OF OPERATIONS        Reported)   (Restated)    Reported)   (Restated)
-----------------------        ---------   ----------    ---------   ----------
Net Sales ..................    $86,562      $82,482      $70,258      $66,442
Gross Profit ...............     21,492       20,529       20,458       19,363
Operating Income ...........      9,167        8,881       10,257        8,097
Net Income .................      4,583        4,438        5,403        4,211
Per common share:
        Net Income .........    $  0.33      $  0.31      $  0.39      $  0.30



3 MONTHS ENDED                  September 30, 1996        September 2, 1995
--------------              ------------------------- -------------------------
                            (As Originally            (As Originally
STATEMENT OF OPERATIONS        Reported)   (Restated)    Reported)   (Restated)
-----------------------        ---------   ----------    ---------   ----------
Net Sales ..................   $189,774     $184,401     $149,515     $112,037
Gross Profit ...............     49,513       45,624       43,516       32,455
Operating Income ...........     11,132        7,377       18,749        8,122
Net Income .................      4,478        2,327        9,684        3,466
Per common share:
        Net Income .........   $   0.32     $   0.17     $   0.70     $   0.25


3 MONTHS ENDED                  September 30, 1996        December 2, 1995
--------------              ------------------------- -------------------------
                            (As Originally            (As Originally
BALANCE SHEET                  Reported)   (Restated)    Reported)   (Restated)
-------------                  ---------   ----------    ---------   ----------
Current Assets .............   $131,580     $128,120     $111,603     $110,981
Total Assets ...............    190,824      172,751      161,647      157,664
Total Liabilities ..........    117,934      106,860       93,287       92,430
Stockholder's Equity .......     72,890       65,891       68,360       65,234

NOTE 6 - CHANGE OF FISCAL YEAR

        On September 11, 1996 the Company changed its fiscal year from one ending on the first Saturday of each year on or after November 30th to December 31st year end. The Statement of operations and cash flow for the transition period from December 3, 1995 to December 31, 1995 are presented on pages IV - 3 of this report. Such financial data have been restated (see Note
5).

           CONSOLIDATED STATEMENT OF OPERATIONS & CASH FLOWS
                            (In Thousands)
           For the Transition Period from December 3, 1995
                         to December 31, 1995


INCOME STATEMENT
     Net sales                                $   6,838
     Cost of goods sold                           5,923
                                             -----------
     Gross profit                                   915
     Operating expenses                           4,224
     Amortization of goodwill                       114
                                             -----------
     Operating loss                              (3,424)
     Interest expense                               422
                                             -----------
     Net loss before income tax                  (3,846)
     Tax benefit                                 (1,577)
                                             -----------
                                             ===========
     Net loss                                 $  (2,269)
                                             ===========


CASH FLOW DATA
     Cash flow from operating activities      $   7,827
     Cash flow from investing activities            (11)
     Cash flow from financing activities         (5,039)
     Net increase in cash                         2,777
     Cash at beginning of period                  2,688
     Cash at end of period                        5,465

                        DONNKENNY, INC AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 2, 1995

    Net sales increased $72.4 million or 64.6% from $112.0 million for the first nine months of fiscal 1995 to $184.4 million for the first nine months of fiscal 1996. Fiscal 1996 includes net sales for Beldoch and Oak Hill for the full nine month period as compared to the three and two month periods, respectively, following their acquisition in fiscal 1995. The inclusion of first half net sales from these two divisions in fiscal 1996 accounted for $52.2 million of the increase. The fiscal year was changed in fiscal 1996 (see note 6), resulting in the inclusion of September 1996 versus December 1995 which accounted for $18.5 million of the increase. The balance of the net sales increase was achieved in each of the Company's other divisions, other than the Lewis Frimel Division where net sales declined.

     Gross profit increased to $45.6 million for the first nine months of fiscal 1996 from $32.5 million for the first nine months of fiscal 1995 due to the increase in net sales discussed above, offset by pricing pressures at one division, as well as the mix of products sold. The gross margin percentage declined to 24.7% of net sales in 1996 from 29.0% in 1995.

     Selling, general and administrative expenses increased to $37.1 million, or 20.1% of net sales for the first nine months of fiscal 1996 from $23.7 million, or 21.1% of net sales for the first nine months of fiscal 1995. Of the $13.4 million increase, $12.9 million relates to Beldoch and Oak Hill. The increase in SG&A expenses was due primarily to the higher selling expenses related to Beldoch and Oak Hill.

     Amortization of goodwill increased to $1.1 million for the first nine months of fiscal 1996 from $0.7 million for the first nine months of fiscal 1995, due to the businesses acquired in June and July of fiscal 1995 being included for the entire nine month period in fiscal 1996.

    Interest expense increased to $3.5 million for the first nine months of fiscal 1996 compared to $2.3 million for the first nine months of fiscal 1995 due to higher borrowings to finance the June 1995 acquisition of Beldoch and the July 1995 Oak Hill acquisition and higher average borrowings to finance the increase in working capital. Interest rates were comparable in both periods.

The Company provided for taxes at an effective rate of 40.0% for the first nine months of fiscal 1996 and fiscal 1995.

COMPARISON OF QUARTERS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 2, 1995

 Net sales increased $16.1 million or 24.1% from $66.4 million for the third quarter of fiscal 1995 to $82.5 million for the third quarter of fiscal 1996. The increase relates to stronger sales in all product categories and inclusion of the month of September results in the fiscal 1996 third quarter as compared to June results in the fiscal 1995 third quarter, as a result of the Company's change in fiscal reporting periods. The change in fiscal year, accounted for $11.5 million of the increase.

 Gross profit increased to $20.5 million for the third quarter of fiscal 1996 as compared to $19.4 million for the third quarter of fiscal 1995. The decrease in gross margin as a percentage of sales from 29.1% in fiscal 1995 to 24.9% in fiscal 1996 relates to pricing pressures at one division, as well as the mix of products sold.

  Selling, general and administrative expenses increased to $11.2 million or 13.6% of net sales for the third quarter of fiscal 1996 from $11.0 million or 16.5% of net sales in the third quarter of fiscal 1995. The decrease in SG&A expenses as a percent of net sales, was due primarily to savings resulting from the consolidation of administrative functions of businesses acquired in fiscal 1995 and increases in net sales.

  Interest expense increased by $0.3 million during the third quarter of fiscal 1996 to $1.4 million from $1.1 million during the third quarter of fiscal 1995. The increase was due principally to higher borrowings under the revolving credit line to finance the June 1995 acquisition of Beldoch and the July 1995 acquisition of Oak Hill Industries and higher average borrowings to finance increases in working capital. Interest rates were comparable in both periods.

The Company provided for taxes at an effective rate of 41.0% for the third quarter of fiscal 1996 and 39.8% for the third quarter of fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's liquidity requirements arise from the funding of working capital needs, primarily inventory and accounts receivable, and the interest and principal payments related to certain indebtedness. The Company's borrowing requirements for working capital fluctuate throughout the year.

    Capital expenditures were $0.8 million for the nine months ended September 30, 1996 compared to $0.5 million for the nine months ended September 2, 1995. The Company may spend up to $3.0 million annually on capital investments in accordance with the Chemical Bank Revolving Credit Agreement described below. The Company has no material capital expenditure commitments.

    Donnkenny Apparel, Inc. and Beldoch Industries Corporation (Both wholly-owned subsidiaries of the Company) as borrowers (the "Borrowers"), the Company and the Company's other two subsidiaries as guarantors and The Chase Manhattan Bank, The Bank of New York and Fleet Bank, N.A. as lenders, are parties to a credit facility entered into in June 1995 (such credit facility, as amended to date, the "Credit Facility"). The Company was in default under the Credit Facility with respect to certain representations and covenants regarding the timeliness and accuracy of the Company's financial information. As a result of such defaults, approximately $64 million of the Company's long-term debt under the Credit Facility as of September 30, 1996 has been reclassified as current debt. Effective November 20, 1996, the Company entered into a Fifth Amendment and Waiver Agreement (the "Fifth Amendment"), which includes a waiver of such defaults through February 27, 1997. In the event that the Company, following such period, is unsuccessful in obtaining a further waiver, the lenders could declare the entire outstanding amount to be due and payable, which could have a material adverse effect on the Company.

     The Fifth Amendment, among other provisions, also (I) reduces the amount of funds available under the revolving credit portion of the Credit Facility from a maximum of $60 million to a maximum of $43 million at November 20, 1996, subject to incremental reductions to $31 million at February 21, 1997, and subject to further reductions based upon alternative formulas; (II) restricts the Borrowers from utilizing Eurodollar loans and increases the interest rate on prime rate loans by 1.0% during the waiver period; (III) imposes additional reporting requirements on the Company; and (IV) requires the execution by the borrowers and their bankers of blocked account and lockbox agreements. The foregoing discussion is qualified in its entirety by reference to the full text of the Fifth Amendment, which is filed as part of this report.

    During the nine months ended September 30, 1996, the Company's operating activities used $15.9 million more cash than was generated principally as the result of increases in inventory and accounts receivable and decreases in accrued expenses, offset by increases in accounts payable and net income. During the nine months ended September 2, 1995, the Company's operating activities used $20.4 million more cash than was generated principally as the result of increases in inventory and accounts receivable, offset by increases in accrued expenses and net income. In addition, recoverable income tax increased by $3.8 million in fiscal 1995. Cash used in investing activities in fiscal 1996 and 1995 was $0.8 million and $0.5 million, respectively, and included purchases of machinery and equipment, office furniture, building improvements and leasehold improvements to the Company's South Carolina Warehouse facility. During fiscal 1995, cash used for investment in acquisitions was $29.3 million, net of cash acquired. In June of 1995, the Company acquired all of the issued and outstanding shares of Beldoch Industries Corporation ("Beldoch") for $13.0 million in cash and a $2.0 million note payable within one year of the closing date, bearing interest at 6.0%. The transaction was financed with long-term borrowings. The Company may be obligated to pay the former owners additional consideration based on future earnings levels. Any additional consideration paid will be recorded as goodwill and amortized over the remainder of the 20-year period subsequent to the acquisition. In July of fiscal 1995, the Company completed the purchase of certain assets of Oak Hill for $14.6 million, financed by additional borrowings under the Company's revolving credit facility. The excess of the fair market value of net assets acquired were recorded as goodwill and are being amortized over 20 years. Cash flow from financing activities in fiscal 1996 of $12.3 million primarily reflect increases in revolving loan borrowings of $16.1 million and repayment of long term debt of $4.4 million. The Company believes (I) that amounts available under the revolving credit facility (as amended by the Fifth Amendment) will be sufficient to offset any negative operating cash flows and capital expenditures and will provide the Company with sufficient cash for its needs through February 27, 1997 and (II) that thereafter it will be successful in extending the Credit Facility or obtaining financing from other sources; however, there can be no assurance in either regard.

                          PART II. OTHER INFORMATION

Items 1.          Legal Proceedings

                  On November 12, 1996, a shareholder of the Company, Ellen Grader, filed a lawsuit in the United States District Court in the Southern District of New York seeking class-action status on behalf of all purchasers of the Company's Common Stock between February 14, 1995 and November 6, 1996. The Complaint alleges that the Company violated federal securities laws and concealed material facts about the Company's financial statements during such period.

                  The Company is aware of the existence of a lawsuit filed on November 18, 1996 in the United States District Court in the Southern District of New York Seeking class-action status on behalf of all purchasers of the Company's Common Stock between September 24, 1996 and November 13, 1996. The Company is also aware of the existence of a lawsuit filed on November 20, 1996 in the United States District Court in the Southern District of New York Seeking class-action status on behalf of all purchasers of the Company's Common Stock between February 14, 1995 and November 15, 1996. The Company has not been formally served with complaints by the plaintiffs in either of such suits. According to press reports, at least one other similar case has been, or is in the process of being filed.

Item 2.           Not Applicable

Item 3.           Defaults Upon Senior Securities

                  The Company was in default under the Credit Facility with respect to certain representations and covenants regarding the timeliness and accuracy of the Company's financial information under the Credit Facility. Effective November 20, 1996, the Company entered into the Fifth Amendment, which includes a waiver of such defaults through February 27, 1997. In the event that the Company, following such Period, has not corrected such defaults as required by the Fifth Amendment and is unsuccessful in obtaining a further waiver, the lender could declare the entire outstanding amount to be due and payable, which could have a material adverse effect on the company. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Liquidity and Capital Resources".

Item 4.           Not Applicable.

Item 5.           Not applicable

Item 6.           Exhibits and reports on form 8-K.

(a)               The following documents are filed as part of this report:

                  1. Fifth Amendment Agreement dated as of November 21, 1996 to the Credit Agreement dated as of June 5, 1995 among Donnkenny Apparel Inc., Beldoch Industries Corporation, the Guarantors Named therein, the Lenders Named therein, and the Chase Manhattan Bank, as agent. (1)

(b)               Reports on Form 8-K

                  The Company filed a Current Report on Form 8-K having a report date of September 6, 1996.


(1) Incorporated herein by reference to the Company's Report on Form 10-Q for the quarterly period ended September 30, 1996 as filed with the Commission on November 22, 1996.

                              S I G N A T U R E S

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              Donnkenny, Inc.
                                              ----------------------------
                                              Registrant



Date: June 11, 1997
     -----------------------                  ----------------------------
                                              Harvey Appelle
                                              Chairman of the Board,
                                              President and Chief
                                              Executive Officer




Date: June 11, 1997
     -----------------------                  ----------------------------
                                              Stuart S. Levy
                                              Vice President - Finance
                                              and Chief Financial Officer,
                                              (Principal Financial Officer)