Form 10-Q
period 1997-06-30
DONNKENNY INC
filed 1997-08-06
CIK 29693

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1997
                                                -------------
                                      OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to _________

                        Commission file number 0-21940
                                               -------

                                Donnkenny, Inc.
                                ---------------
            (Exact name of registrant as specified in its charter)

                    Delaware                    51-0228891
                    --------                    ----------
           (State or jurisdiction of         (I.R.S. Employer
            incorporation or organization)   Identification No.)

                     1411 Broadway, New York, NY      10018
                     --------------------------------------
              (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code (212) 730-7770
                                                          --------------
                                NOT APPLICABLE
                                --------------
             (Former name, former address and former fiscal year,
                        if changed since last report.)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and (2) has been the subject to such filing requirements for the past 90 days.
Yes [X] No [ ].

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

     Common Stock $0.01 par value                     14,069,940
     ----------------------------                     ------------------
               (Class)                        (Outstanding at June 30, 1997)

                        DONNKENNY, INC AND SUBSIDIARIES

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (FORM 10-Q)

PART I - FINANCIAL INFORMATION                                             Page
                                                                           ----
Consolidated financial statements:

         Independent Accountants' Report

         Balance sheets as of June 30, 1997 and December 31, 1996 ......   I-1

         Statements of operations for the three and six months ended
         June 30, 1997 and June 1, 1996 ................................   II-1

         Statements of cash flows for the six months ended
         June 30, 1997 and June 1, 1996 ................................   III-1

         Notes to Consolidated Financial Statements ....................   IV-1-2

         Management's Discussion and Analysis of Financial Condition and
         Results of Operations .........................................   V-1-3

PART II - OTHER INFORMATION

         Legal Proceedings .............................................   VI-1

         Exhibits and Reports on Form 8-K ..............................   VI-1-2

         Signatures ....................................................   VI-3


                           INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of Donnkenny, Inc.

We have reviewed the accompanying consolidated balance sheet of Donnkenny, Inc. and subsidiaries as of June 30, 1997, and the related consolidated statements of operations and cash flows for the three-month and six-month periods then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Donnkenny, Inc. and subsidiaries as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated April 15, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1996 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP
New York, New York
August 5, 1997

                       DONNKENNY, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                (IN THOUSANDS)
                      June 30, 1997 and December 31, 1996


                                                               June 30,  December 31,
                                                                 1997       1996
                                                               --------   --------
                        ASSETS                                (Unaudited)
CURRENT:
     Cash                                                      $    329   $  3,998
     Accounts receivable - net of allowances of
      $2,017 and $1,946, respectively                            27,970     29,721
     Recoverable income taxes                                     9,353      8,625
     Inventories                                                 47,405     46,793
     Deferred tax assets                                          4,439      4,439
     Prepaid expenses and other current assets                    1,881      1,633
                                                               --------   --------

                       TOTAL CURRENT ASSETS                      91,377     95,209

Property, plant and equipment, net                               10,991     11,774
Intangible assets                                                31,747     32,450
                                                               --------   --------

Total Assets                                                   $134,115   $139,433
                                                               ========   ========


               LIABILITIES AND STOCKHOLDERS' EQUITY

Current:
       Current portion of long-term debt                       $  5,094   $ 50,761
       Accounts payable                                          11,335     19,476
       Accrued expenses and other current liabilities             7,585      8,055
                                                               --------   --------

                     TOTAL CURRENT LIABILITIES                   24,014     78,292

Long-term debt, net of current portion                           50,053          0
Deferred income taxes                                             5,863      5,863


STOCKHOLDERS' EQUITY:
    Common stock, $.01 par value.  Authorized 20,000 shares;
    issued and outstanding 14,070 and 14,045
    shares in 1997 and 1996, respectively                           140        140
    Additional paid-in capital                                   46,462     46,344
    Retained earnings                                             7,583      8,794
                                                               --------   --------
         Total Stockholders' Equity                              54,185     55,278
                                                               --------   --------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $134,115   $139,433
                                                               ========   ========

See accompanying notes to consolidated financial statements.

                       DONNKENNY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (In Thousands, Except Share and Per Share Data)
                                  (unaudited)

                                                                    Three Months Ended                  Six Months Ended
                                                             -------------------------------      ------------------------------
                                                             June 30, 1997      June 1, 1996     June 30, 1997      June 1, 1996
                                                              ------------      ------------      ------------      ------------
                                                                                   (Restated)                         (Restated)
Net sales                                                     $     52,041      $     52,407      $    114,326      $     94,944

Cost of sales                                                       41,647            41,019            88,950            71,836
                                                              ------------      ------------      ------------      ------------

     Gross profit                                                   10,394            11,388            25,376            23,108


Selling, general and administrative expenses                        12,328            14,619            24,038            27,611

Amortization of intangibles                                            338               368               702               729

                                                              ------------      ------------      ------------      ------------
        Operating (loss) income                                     (2,272)           (3,599)              636            (5,232)


     Interest expense                                                1,375             1,108             2,600             2,221
                                                              ------------      ------------      ------------      ------------

        Loss before income taxes                                    (3,647)           (4,707)           (1,964)           (7,453)

Income tax benefit                                                  (1,425)           (1,907)             (753)           (2,990)
                                                              ------------      ------------      ------------      ------------

      Net loss                                                $     (2,222)     $     (2,800)     $     (1,211)     $     (4,463)
                                                              ============      ============      ============      ============


Net loss per common share                                     $      (0.16)     $      (0.20)     $      (0.09)     $      (0.32)
                                                              ============      ============      ============      ============


Weighted average number of common shares outstanding            14,069,940        13,985,831        14,066,901        13,979,012
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

                       DONNKENNY, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                (In Thousands)
                                  (unaudited)

                                                             Six Months Ended
                                                          ----------------------
                                                           June 30,      June 1,
                                                            1997          1996
                                                          --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:                                  (Restated)
  Net loss                                                $ (1,211)     $ (4,463)

  Adjustments to reconcile net loss to
    net cash provided by operating activities:
    Depreciation and amortization of fixed assets              892           848
    Amortization of intangibles                                702           729
    Provision for losses on accounts receivable                191           131
    Changes in assets and liabilities:
        Decrease in accounts receivable                      1,560        19,510
        Increase in recoverable income taxes                  (728)       (1,525)
        Increase in inventories                               (612)       (2,651)
        Increase in prepaid expenses and
        other current assets                                  (248)         (475)
        Decrease in accounts payable                        (8,140)         (619)
        Decrease in accrued expenses and
        other current liabilities                             (352)       (1,681)
                                                          --------      --------

     Net cash (used) provided by operating activities       (7,946)        9,804
                                                          --------      --------

CASH FLOWS FROM INVESTING ACTIVITY:
    Purchase of fixed assets                                  (109)         (394)
                                                          --------      --------
            Net cash used in investing activity               (109)         (394)
                                                          --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Repayment of long-term debt                         (2,500)       (3,553)
        Net borrowings under revolving credit line           6,886          --
        Net repayments under revolving credit line            --          (7,500)
        Exercise of stock options                             --             253
                                                          --------      --------

        Net cash provided (used) by financing activities     4,386       (10,800)
                                                          --------      --------

NET DECREASE IN CASH                                        (3,669)       (1,390)

CASH, AT BEGINNING OF PERIOD                                 3,998         2,688
                                                          --------      --------

CASH, AT END OF PERIOD                                    $    329      $  1,298
                                                          ========      ========

See accompanying notes to consolidated financial statements.

                                    III - 1

                       DONNKENNY, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                     (In Thousands Except Per Share Data)
                                (unaudited)

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the Rules of the Securities and Exchange Commission ("SEC") and , in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. The Company believes the disclosures made are adequate to make such financial statements not misleading. The results for the interim periods presented are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company's December 31, 1996 Form 10-K. Balance Sheet data as of December 31, 1996 have been derived from audited financial statements of the Company.

NOTE 2 - INVENTORIES

Inventories consist of the following:

                                               June 30,          December 31,
                                                 1997                1996
                                                 ----                ----
Raw materials ..........................       $ 9,808             $12,081
Work-in-process ........................         3,692               4,808
Finished goods .........................        33,905              29,904
                                               -------             -------
                                               $47,405             $46,793
                                               =======             =======

NOTE 3 - RESTATEMENT OF FINANCIAL INFORMATION

         The Company has restated its financial statements for the years ended December 2, 1995 and December 3, 1994, as well as the respective quarters within such years as well as, the first and second quarters of fiscal 1996, because of errors discovered for those periods subsequent to the issuance of such financial statements related to the recognition of net sales, cost of sales and certain expenses. The financial statements for the third quarter of fiscal 1996 have been restated to reflect the rescission of the Fashion Avenue acquisition and to reflect additional reserves for sales returns and allowances. In connection with such rescission the Company Issued
25,000 shares of stock and recorded such issuance at fair market value.

  The impact of the restatement on the Company's statement of operations and balance sheets is summarized as follows:

3 MONTHS ENDED                                             June 1, 1996
--------------                                   ----------------------------
                                                (As Originally
STATEMENT OF OPERATIONS                            Reported)        (Restated)
-----------------------                            ---------        ---------
Net Sales ...................................      $ 54,996         $ 52,407
Gross Profit ................................        15,473           11,388
Operating Income (Loss) .....................         5,979           (3,599)
Net Income (Loss) ...........................         2,879           (2,800)
Per common share:
        Net Income (Loss) ...................      $   0.20           ($0.20)

6 MONTHS ENDED                                             June 1, 1996
--------------                                   ----------------------------
                                                (As Originally
STATEMENT OF OPERATIONS                            Reported)        (Restated)
-----------------------                            ---------        ---------
Net Sales ...................................      $107,190         $ 94,944
Gross Profit ................................        30,350           23,108
Operating Income (Loss) .....................        11,554           (5,232)
Net Income (Loss( ...........................         5,534           (4,463)
Per common share:
        Net Income (Loss) ...................      $   0.39           ($0.32)

NOTE 4 - CHANGE OF FISCAL YEAR

         On September 11, 1996 the Company changed its fiscal year from one ending on the first Saturday of each year on or after November 30th to one ending on December 31st of each year.

NOTE 5 - CONTINGENCIES

         In connection with contingent liabilities arising from the Company's alleged inaccuracies in the reporting of revenues and expenses for certain reporting periods, the Company has agreed to deposit $5.0 million over a three year period to help defray claims, if any.

                       DONNKENNY, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1997, AND JUNE 1, 1996

  Net sales increased by $19.4 million, or 20.4% from $94.9 million in the first half of fiscal 1996 to $114.3 million in the first half of fiscal 1997. As a result of the change in fiscal Year end, the inclusion of June 1997 net sales in the first half of 1997 compared to the inclusion of December 1995 net sales in the first half of 1996 accounted for $11.0 million of the increase. The balance of the increase in net sales resulted primarily from growth in the Beldoch and Oak Hill divisions.

  Gross profit for the first half of fiscal 1997 was $25.4 million or 22.2% of net sales compared to $23.1 million or 24.3% of net sales during the first half of fiscal 1996. The percentage decline in gross profit was primarily attributable to lower gross margins in the licensed character lines as a result of the sell off of off priced excess inventory and the close out of products with expiring licenses and to a lesser extent lower gross margins from the sales of Beldoch products.

  Selling, general and administrative expenses decreased from $27.6 million in the first half of fiscal 1996 to $24.0 million in the first half of fiscal 1997. As a percentage of net sales, these expenses decreased from 29.1% in the first half of fiscal 1996 to 21.0% in the first half of fiscal 1997. The decrease in selling, general and administrative expenses in dollars and as a percentage of net sales was due primarily to lower sales expense and design and sample expenses as a result of greater efficiencies and the synergies created in combining certain business functions. Additionally, fiscal 1997 headcount reductions resulted in decreased administrative expense. These reductions were partially offset by higher professional fees, distribution expenses and costs applicable to our factoring agreement which became effective April 28, 1997. The increase in professional fees is the result of legal fees associated with the previously reported class action lawsuits, legal and accounting fees associated with the restatement of prior year quarterly and annual financial statements and consulting services related to the Company's amended Credit Facility discussed below.

  The amortization of goodwill and other related acquisition costs were $0.7 million during the first half of fiscal 1997 and 1996.

  Interest expense increased from $2.2 million during the first half of fiscal 1996 to $2.6 million during the first half of fiscal 1997. The increase was the net result of higher average borrowings and higher interest rates under the Company's credit facility to finance additional working capital needs.

  The Company provided for taxes at an effective rate of 38.3% for the first half of fiscal 1997 and 40.1% for the first half of fiscal 1996.

COMPARISON OF QUARTERS ENDED JUNE 30, 1997 AND JUNE 1, 1996

  Net sales decreased by $0.4 million or 0.8% from $52.4 million in the second quarter of fiscal 1996 to $52.0 million in the second quarter of fiscal 1997. While net sales were essentially flat, decreases in net sales due to the change in the fiscal year end offset increases in April and May. As a result of the change in the fiscal year end, June 1997 net sales were included in the second quarter of 1997 compared to the inclusion of March 1996 net sales in the second quarter of 1996. The inclusion of June 1997 versus March 1997 in the second quarter of fiscal 1997, as a result of the change in fiscal year end, negatively impacted net sales by $5.7 million.

  Gross profit for the second quarter of fiscal 1997 was $10.4 million, or 20.0% of net sales compared to $11.4 million or 21.7% of net sales during the second quarter of fiscal 1996. The percentage decline in gross profit was primarily attributable to lower gross margins in the licensed character lines as a result of the sell off of off priced excess inventory and the close out of products with expiring licenses and to a lesser extent lower gross margins from the sales of Beldoch products.

  Selling, general and administrative expenses decreased from $14.6 million in the second quarter of fiscal 1996 to $12.3 million in the second quarter of fiscal 1997. As a percentage of net sales, these expenses declined from 27.9% in the second quarter of fiscal 1996 to 23.7% in the second quarter of fiscal 1997. The decrease in dollars and as a percent of net sales is primarily the result of decreased sales expense, resulting from the consolidation of the sales operations and decreases in administrative expenses, primarily attributable to the reductions in personnel costs.

These reductions were partially offset by an increase in professional fees and costs applicable to our factoring agreement which became effective April 28, 1997. The increase in professional fees is the result of legal fees associated with the previously reported class action lawsuits, legal and accounting fees associated with the restatement of prior year quarterly and annual financial statements and consulting services related to the Company's amended Credit Facility discussed below.

  The amortization of goodwill and other related acquisition costs was $0.3 million during the second quarter of fiscal 1997 compared to $0.4 million during the second quarter of fiscal 1996.

  Interest expense increased from $1.1 million during the second quarter of fiscal 1996 to $1.4 million during the second quarter of fiscal 1997. The increase was a net result of higher average borrowings and higher average interest rates under the Company's credit facility required to finance additional working capital needs.

  The Company provided for taxes at an effective rate of 39.1% for the second quarter of fiscal 1997 and 40.5% for the second quarter of fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's liquidity requirements arise from the funding of working capital needs, primarily inventory and accounts receivable, and the interest and principal payments related to certain indebtedness. The Company's borrowing requirements for working capital fluctuates throughout the year.

  Capital expenditures were $0.1 million for the first half of fiscal 1997 compared to $0.4 million in the first half of fiscal 1996. The Company may spend up to $1.5 million annually on capital investments in accordance with the Revolving Credit Agreement described below. The Company has no material capital expenditure commitments.

  On April 30, 1997 the Company entered into an amended Credit Facility to, among other things, include the Company's operating subsidiaries Donnkenny Apparel, Inc., Megaknits. Inc. and Beldoch Industries Corporation, as borrowers. The Credit Facility consists of a Term Loan, a Revolving Credit Agreement, and a Factoring Agreement. The purpose of the amended Credit Facility is to continue to finance increased working capital needs of the Company following the 1995 Beldoch and Oak Hill Sportswear acquisitions and for general working capital purposes including the issuance of letters of credit. The amended Credit Facility will expire on March 31, 1999. Under the amended Credit Facility, the Chase Manhattan Bank serves as agent (and holds a 35% interest), the CIT Group/Commercial Services Inc. (CIT) serves as collateral agent (and holds a 15% interest), and each of Fleet Bank, N.A. and the Bank of New York are co-lenders (each holding a 25% interest).

  As of June 30, 1997, the balance of the Term Loan was $15.0 million. The interest rate is equal to the prime rate plus 1 1/2% per annum. The amortization schedule calls for quarterly payments of $1.3 million, with a balloon payment of $7.5 million due on March 31, 1999. An excess cash flow recapture is payable annually within 15 days after receipt of the Company's audited fiscal year-end financial statements. In addition, any tax refunds received in excess of $2.0 million applicable to fiscal 1996 or prior fiscal years will be applied to reduce the balloon payment. The default interest would be equal to 2% above the otherwise applicable rate. The Term Loan does not carry any prepayment penalty.

  The commitment under the Revolving Credit Agreement is $85 million, with sublimits of $70 million for direct borrowings and $35 million for letters of credit. The interest rate is equal to the greater of 10% or the prime rate plus 1 1/2% annum. Outstanding borrowings under the Revolving Credit Agreement in excess of an allowable overadvance will bear interest at the prime rate plus 3 1/2%. The Revolving Credit Agreement also requires the Company to pay certain letter of credit fees and unused commitment fees. Advances and letters of credit will be limited to (i) up to 85% of eligible accounts receivable plus (ii) up to 60% of eligible inventory, plus (iii) an allowable overadvance.

  On April 28, 1997 the Company also entered into a Factoring Agreement with CIT. The Factoring Agreement provides for a factoring commission equal to 0.45% of the gross amount of sales, plus certain customary surcharges. An additional fee of 0.20% was paid upon the takeover of accounts receivables.

  Collateral for the amended Credit Facility includes a first priority lien on all accounts receivable, machinery, equipment, trademarks, intangibles and inventory, a first mortgage on all real property and a pledge of the Company's stock interest in the Company's operating subsidiaries, Donnkenny Apparel, Inc., Beldoch Industries Corporation, and Megaknits, Inc.

  During the first half of fiscal 1997, the Company's operating activities used cash principally as the result of increases in inventories and decreases in accounts payables offset by decreases in accounts receivable. During the first half of fiscal 1996, the Company's operating activities provided cash principally as the result of the decrease in accounts receivables, offset by increases in inventory and decreases in accrued expenses. As a result the amended Credit Facility discussed above, $44.7 million was reclassed from short term debt to long term debt. The Company believes that amounts under the Revolving Credit Agreement will be sufficient to offset any negative operating cash flows and capital expenditures and will provide the Company with sufficient cash for its needs for the foreseeable future.

RECENT ACCOUNTING PRONOUNCEMENTS

  Comprehensive Income - In June 1997, the FASB issued Statement No. 130, Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income. Management of the Company believes that adoption of Statement No. 130, which is required for the year ended December 31, 1998, will not have a significant impact on the Company's present disclosure.

  Segment Information - In June 1997, the FASB issued Statement No. 131, Disclosure about Segments of an Enterprise and Related Information, which requires that public companies report certain information about operating segments in their annual financial statements and in condensed financial statements of interim periods issued to shareholders. It also requires that public companies report certain information about their products and services, the geographic areas in which they operate, and their major customers. Management of the Company is currently reviewing the impact on their current level of disclosure.

                          PART II. OTHER INFORMATION

Item 1 - 3.       Not Applicable.

Item 4.           Submission of matters to vote of  security holders.

                  The Company's annual meeting of stockholders was held on July 30, 1997. The following directors were elected:

                  Name                        For         Withholding Authority
                  ----                        ---         ---------------------

                  Harvey A. Appelle        10,993,450          129,979
                  James W. Crystal         10,993,810          128,619
                  Harvey Horowitz          10,901,350          221,079
                  Lynn Siemers-Cross       10,996,250          126,179
                  Herbert L. Ash           10,991,960          130,469
                  Sheridan C. Biggs        10,990,970          131,459
                  Robert H. Cohen          10,988,100          134,329
                  Daniel H. Levy           10,988,210          134,219
                  Robert. H. Martinsen     10,993,250          129,179


                  The appointment of Deloitte & Touche LLP as independent auditors for the fiscal year ended December 31, 1997 was ratified with 10,792,435 shares voting in favor, 15,469 shares against and 23,500 shares abstaining.

Item 5.           Other Information

                  In connection with contingent liabilities arising from the Company's alleged inaccuracies in the reporting of revenues and expenses for certain reporting periods, the Company has agreed to deposit $5.0 million over a three year period to help defray claims, if any.

Item 6.           Exhibits and Reports on Form 8-K.

(a)               Exhibits

                  1. Employment agreement between Donnkenny Apparel Inc. Harvey A. Appelle dated as of April 14, 1997.

                  2. Employment agreement between Donnkenny Apparel Inc. and Lynn Siemers-Cross dated as of April 14, 1997.


(b)               Reports on Form 8-K

                  There were no reports filed on Form 8-K during the quarter for which this report is filed.

                                  SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 Donnkenny, Inc.
                                                 ---------------
                                                 Registrant




Date: August 6, 1997                             /s/ Harvey Appelle
                                                 ------------------------------
                                                 Harvey Appelle
                                                 Chairman of the Board,
                                                 President and Chief
                                                 Executive Officer


Date: August 6, 1997                             /s/ Stuart S. Levy
                                                 ------------------------------
                                                 Stuart S. Levy
                                                 Vice President - Finance
                                                 and Chief Financial Officer,
                                                 (Principal Financial Officer)