Form 10-Q
period 1997-09-30
DONNKENNY INC
filed 1997-11-14
CIK 29693

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

                                      OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________to _________

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

                       1411 Broadway, New York, NY 10018
                       ---------------------------------
              (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code (212) 730-7770
                                                          --------------

                                NOT APPLICABLE
             (Former name, former address and former fiscal year,
                        if changed since last report.)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and (2) has been the subject to such filing requirements for the past 90 days. Yes [X]
No [  ].

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

     Common Stock $0.01 par value                    14,069,940
     ----------------------------                    ----------
               (Class)                     (Outstanding at September 30, 1997)

                        DONNKENNY, INC AND SUBSIDIARIES

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (FORM 10-Q)



PART I - FINANCIAL INFORMATION                                             Page

Consolidated Financial Statements:

         Independent Accountants' Report

         Balance sheets as of September 30, 1997 and December 31, 1996...I-1

         Statements of operations for the three and nine months ended
         September 30, 1997 and September 30, 1996.......................II-1

         Statements of cash flows for the nine months ended
         September 30, 1997 and September 30, 1996.......................III-1

         Notes to Consolidated Financial Statements......................IV-1

         Management's Discussion and Analysis of Financial Condition and
         Results of Operations...........................................V-1-3


PART II - OTHER INFORMATION

         Legal Proceedings ..............................................VI-1

         Exhibits and Reports on Form 8-K................................VI-1


         Signatures......................................................VI-2

                        INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and Stockholders of Donnkenny, Inc.

We have reviewed the accompanying consolidated balance sheet of Donnkenny, Inc. and subsidiaries as of September 30, 1997, and the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 1997, and the consolidated statement of cash flows for the nine-month period ended September 30, 1997. These financial statements are the responsibility of the Company's management.

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


DELOITTE & TOUCHE LLP
New York, New York
November 12, 1997

                       DONNKENNY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (In Thousands)
                   September 30, 1997 and December 31, 1996


                                                             September 30,     December 31,
                                                                 1997              1996
                                                            --------------    -------------
                           ASSETS                            (Unaudited)
CURRENT:
     Cash                                                   $        419      $      3,998
     Accounts receivable - net of allowances of
      $1,798 and $1,946 in 1997 and 1996, respectively            51,117            29,721
     Recoverable income taxes                                      1,521             8,625
     Inventories                                                  42,350            46,793
     Deferred tax assets                                           4,439             4,439
     Prepaid expenses and other current assets                     2,164             1,633
                                                            --------------    -------------
                    TOTAL CURRENT ASSETS                         102,010            95,209

Property, plant and equipment, net                                10,613            11,774
Intangible assets                                                 32,702            32,450
                                                            --------------    -------------

Total Assets                                                $    145,325      $    139,433
                                                            ==============    =============


            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT:
       Current portion of long-term debt                    $      5,104      $     50,761
       Accounts payable                                           13,385            19,476
       Accrued expenses and other current liabilities              9,670             8,055
                                                            --------------    -------------

                 TOTAL CURRENT LIABILITIES                        28,159            78,292

Long-term debt, net of current portion                            55,968                 0
Deferred income taxes                                              5,863             5,863


STOCKHOLDERS' EQUITY:
    Common stock, $.01 par value.  Authorized 20,000 shares;
    issued and outstanding 14,070 and 14,045
    shares in 1997 and 1996, respectively                            141               140
    Additional paid-in capital                                    46,459            46,344
    Retained earnings                                              8,735             8,794
                                                            --------------    -------------
         Total Stockholders' Equity                               55,335            55,278
                                                            --------------    -------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $    145,325      $    139,433
                                                            ==============    =============

See accompanying notes to unaudited consolidated financial statements.

                       DONNKENNY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (In Thousands, Except Share and Per Share Data)
                                  (Unaudited)

                                                   Three Months Ended              Nine Months Ended
                                            September 30,  September 30,      September 30,  September 30,
                                                1997          1996                 1997          1996
                                            -------------  -------------      -------------  -------------
Net sales                                  $      77,133   $        82,482   $      191,459   $    184,401

Cost of sales                                     60,764            61,953          149,713        138,777
                                           -------------   ---------------   --------------   ------------

     Gross profit                                 16,369            20,529           41,746         45,624


Selling, general and administrative expenses      12,617            11,246           36,654         37,110


Amortization of intangibles                          245               402              948          1,137
                                           -------------   ---------------   --------------   ------------

        Operating income                           3,507             8,881            4,144          7,377


     Interest expense                              1,642             1,357            4,242          3,499
                                           -------------   ---------------   --------------   ------------

        Income (loss) before income taxes          1,865             7,524              (98)         3,878

Income taxes (benefit)                               713             3,086              (39)         1,551
                                           -------------   ---------------   --------------   ------------

      Net income (loss)                    $       1,152   $         4,438   $          (59)  $      2,327
                                           =============   ===============   ==============   ============


Net income (loss) per common share         $        0.08   $          0.31   $           --   $       0.17
                                           =============   ===============   ==============   ============


Weighted average number of common shares
  outstanding                                 14,550,000        14,100,000       14,100,000     13,900,000
                                           =============   ===============   ==============   ============


See accompanying notes to unaudited consolidated financial statements.

                  DONNKENNY, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In Thousands)
                             (Unaudited)

                                                                          Nine Months Ended
                                                                     ---------------------------
                                                                     September 30, September 30,
                                                                          1997         1996
                                                                     -----------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                  $       (59)  $       2,327

  Adjustments to reconcile net (loss) income to
    Net cash used in operating activities:
    Increase in deferred income taxes                                          -             402
    Depreciation and amortization of fixed assets                          1,327           1,416
    Amortization of intangibles                                              948           1,137
    Provision for losses on accounts receivable                              300            (591)
    Changes in assets and liabilities:
        Increase in accounts receivable                                  (21,697)        (20,150)
        Decrease (Increase) in recoverable income taxes                    7,104            (652)
        Decrease (Increase) in inventories                                 4,443          (9,103)
        Increase in prepaid expenses and
           other current assets                                             (531)           (163)
        (Decrease) Increase in accounts payable                           (6,091)         11,681
        Increase (Decrease) in accrued expenses and
           other current liabilities                                       1,625          (2,196)
                                                                     -----------   -------------

                Net cash used in operating activities                    (12,631)        (15,892)
                                                                     -----------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of fixed assets                                                (291)           (767)
    Proceeds from sale of equipment                                          232               -
    Increase in intangibles                                               (1,200)              -
                                                                     -----------   -------------
                Net cash used in investing activities                     (1,259)           (767)
                                                                     -----------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Repayment of long-term debt                                       (9,142)         (4,379)
        Net borrowings under revolving credit line                        19,453          16,093
        Exercise of stock options                                             -              599
                                                                     -----------   -------------

              Net cash provided by financing activities                   10,311          12,313
                                                                     -----------   -------------

NET DECREASE IN CASH                                                      (3,579)         (4,346)

CASH, AT BEGINNING OF PERIOD                                               3,998           5,465
                                                                     -----------   -------------

CASH, AT END OF PERIOD                                               $       419   $       1,119
                                                                     ===========   =============


    See accompanying notes to unaudited consolidated financial statements.

                               III - 1

                       DONNKENNY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                     (In Thousands except Per Share Data)

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

NOTE 2 - INVENTORIES

Inventories consist of the following:
                                                September 30,     December 31,
                                                   1997              1996
                                                   ----              ----
Raw materials..................................  $   9,286         $ 12,081
Work-in-process................................      3,630            4,808
Finished goods.................................     29,434           29,904
                                                 ---------         --------
                                                 $  42,350         $ 46,793
                                                 =========         ========

NOTE 3 - PLANT CLOSING

         In September 1997, the Company decided to close a plant it operates in Haysi, Virginia which is expected to occur in the fourth quarter of this year for which the Company accrued $0.4 million in the third quarter as a component of operating expenses.



NOTE 4 - CONTINGENCIES

         In connection with contingent liabilities arising from the Company's alleged inaccuracies in the reporting of revenues and expenses for certain reporting periods, the Company has agreed to deposit $5.0 million over a three year period to help defray costs of resolution of litigation, if any.

                       DONNKENNY, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1997, AND SEPTEMBER 30, 1996

  Net sales increased by $7.1 million, or 3.9%, from $184.4 million in the first nine months of fiscal 1996 to $191.5 million in the first nine months of fiscal 1997. Sales increases of $30.7 million for the Donnkenny, Beldoch and Oak Hill divisions were partially offset by the sales decrease of $23.6 million in the licensed character business.

  Gross profit for the first nine months of fiscal 1997 was $41.7 million or, 21.8% of net sales compared to $45.6 million, or 24.7% of net sales during the first nine months of fiscal 1996. The decline in gross profit as a percentage of net sales was primarily attributable to lower gross margins in the licensed character lines resulting from the sell off of off priced excess inventory, the close out of products with expiring licenses and to a lesser extent lower gross margins from the sales of Beldoch products.

  Selling, general and administrative expenses decreased from $37.1 million in the first nine months of fiscal 1996 to $36.7 million in the first nine months of fiscal 1997. As a percentage of net sales, these expenses decreased from 20.1% in the first nine months of fiscal 1996 to 19.1% in the first nine months of fiscal 1997. The decrease in selling, general and administrative expenses in dollars and as a percentage of net sales was due primarily to lower sales expense and design and sample expenses as a result of greater efficiencies and the synergies created in combining certain business functions. Additionally, fiscal 1997 headcount reductions were primarily responsible for decreased administrative expense. These reductions were partially offset by higher professional fees, distribution expenses and costs applicable to the Company's Factoring Agreement, which became effective April 28, 1997. The increase in professional fees is the result of legal fees associated with the previously reported class action lawsuits, legal and accounting fees associated with the restatement of prior year quarterly and annual financial statements and consulting services related to the Company's amended Credit Facility discussed below. In September 1997, the Company decided to close a plant it operates in Haysi, Virginia which is expected to occur in the fourth quarter of this year for which the Company accrued $0.4 million in the third quarter as a component of operating expenses.

  The amortization of goodwill and other related acquisition costs were $0.9 million during the first nine months of fiscal 1997 and $1.1 million during the first nine months of 1996.

  Interest expense increased from $3.5 million during the first nine months of fiscal 1996 to $4.2 million during the first nine months of fiscal 1997. The increase was the result of higher average interest rates under the Company's credit facility and higher Revolver borrowings used to finance additional working capital needs. The increase in the Revolver more than offset the reductions in the Senior Term Loan balance.


COMPARISON OF QUARTERS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996

  Net sales decreased by $5.4 million, or 6.4% from $82.5 million in the third quarter of fiscal 1996 to $77.1 million in the third quarter of fiscal 1997. Sales increases of $9.7 million for the Donnkenny, Beldoch and Oak Hill divisions were offset by sales decreases of $15.1 million in the licensed character business.

  Gross profit for the third quarter of fiscal 1997 was $16.4 million, or 21.2% of net sales compared to $20.5 million, or 24.8% of net sales during the third quarter of fiscal 1996. The decline in gross profit as a percentage of net sales was primarily due to lower gross margins in the licensed character lines as a result of the sell off of off priced excess inventory, the close out of products with expiring licenses and to a lesser extent lower gross margins from the sales of Donnkenny products.

  Selling, general and administrative expenses increased from $11.2 million in the third quarter of fiscal 1996 to $12.6 million in the third quarter of fiscal 1997. As a percentage of net sales, these expenses increased from 13.6% in the third quarter of fiscal 1996 to 16.4% in the third quarter of fiscal 1997. The increase in dollars and as a percent of net sales is primarily the result of an increase in professional fees and costs applicable to the Company's Factoring Agreement, which became effective April 28, 1997. The increase in professional fees is primarily the result of legal fees associated with the previously reported class action lawsuits. In September 1997, the Company decided to close a plant it operates in Haysi, Virginia which is expected to occur in the fourth quarter of this year for which the Company accrued $0.4 million in the third quarter as a component of operating expenses.

  The amortization of goodwill and other related acquisition costs was $0.2 million during the third quarter of fiscal 1997 compared to $0.4 million during the third quarter of fiscal 1996.

  Interest expense increased from $1.4 million during the third quarter of fiscal 1996 to $1.6 million during the third quarter of fiscal 1997. The increase was a result of higher average interest rates under the Company's credit facility, which was partially offset by lower average outstanding debt. This reduction was due to the accelerated pay down of the Senior Term Loan and Revolver, primarily from the proceeds of income tax refunds received by the Company.


LIQUIDITY AND CAPITAL RESOURCES

  The Company's liquidity requirements arise from the funding of working capital needs, primarily inventory and accounts receivable, and the interest and principal payments related to certain indebtedness. The Company's borrowing requirements for working capital fluctuates throughout the year.

  Capital expenditures were $0.3 million for the first nine months of fiscal 1997 compared to $0.8 million in the first nine months of fiscal 1996. The Company may spend up to $1.5 million annually on capital investments in accordance with the Revolving Credit Agreement described below. The Company has no material capital expenditure commitments.

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

  As of September 30, 1997, the balance of the Term Loan was $8.4 million.
The interest rate is equal to the prime rate plus 1 1/2 % per annum and the amortization schedule calls for quarterly payments of $1.3 million. The balloon payment, which is due on March 31, 1999 has been reduced from $7.5 million to $2.2 million primarily from the proceeds of tax refunds received by the Company. Additional tax refunds of $1.7 million were received subsequent to September 30, 1997, which further reduced the balloon portion of the loan to $0.5 million. An excess cash flow recapture is payable annually within 15 days after receipt of the Company's audited fiscal year-end financial statements. The default interest would be equal to 2% above the otherwise applicable rate. The Term Loan does not carry any prepayment penalty.

  As of September 30, 1997 the borrowings under the Revolving Credit Agreement amounted to $52.4 million. The commitment under the Revolving Credit Agreement is $85 million, with sublimits of $70 million for direct borrowings and $35 million for letters of credit. The interest rate is equal to the greater of 10% or the prime rate plus 1 1/2% annum. Outstanding borrowings under the Revolving Credit Agreement in excess of an allowable overadvance will bear interest at the prime rate plus 3 1/2%. The Revolving Credit Agreement also requires the Company to pay certain letter of credit fees and unused commitment fees. Advances and letters of credit will be limited to (i) up to 85% of eligible accounts receivable plus (ii) up to 60% of eligible inventory, plus (iii) an allowable overadvance.

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

  During the first nine months of fiscal 1997, the Company's operating activities used cash principally as the result of increases in accounts receivable and decreases in accounts payable offset by decreases in recoverable income taxes and inventories. During the first nine months of fiscal 1996, the Company's operating activities used cash principally as the result of increases in accounts receivable and inventories, offset by increases in accounts payable. As a result of the amended Credit Facility discussed above, $44.7 million was reclassed from short term debt to long term debt. During the nine months ended September 30, 1997, net borrowings under the revolving credit line amounted to $19.4 million and the Company repaid $9.1 million of long term debt. The Company believes that amounts under the Revolving Credit Agreement will be sufficient to offset any negative operating cash flows and capital expenditures and will provide the Company with sufficient cash for its needs for the foreseeable future.

RECENT ACCOUNTING PRONOUNCEMENTS

  Earnings per Share - In February 1997, the FASB issued SFAS No. 128, "Earnings per Share" ("EPS"), which is effective for both interim and annual periods ending after December 15, 1997. SAFS No. 128 supersedes APB No. 15 and specifies the computation, presentation and disclosure requirement for basic and diluted EPS. The Company has determined that the adoption of this new standard would not have had a material effect on EPS for all periods presented.

  Comprehensive Income - In June 1997, the FASB issued Statement No.130, Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income. Management of the company believes that adoption of Statement No. 130, which is required for the year ended December 31, 1998, will not have a significant impact on the Company's present disclosure

  Segment Information - In June 1997, the FASB issued Statement No. 131, Disclosure about Segments of an Enterprise and Related Information, which requires that public companies report certain information about operating segments in their annual financial statements and in condensed financial statements of interim periods issued to shareholders. It also requires that public companies report certain information about their products and services, the geographic areas in which they operate, and their major customers. Management of the company is currently reviewing the impact on their current level of disclosure.

                          PART II. OTHER INFORMATION


Item 1 - 3.       Not Applicable.



Item 4.           Not Applicable.



Item 5.           Other Information

                  In connection with contingent liabilities arising from the Company's alleged inaccuracies in the reporting of revenues and expenses for certain reporting periods, the Company has agreed to deposit $5.0 million over a three year period to help defray costs of resolution of litigation, if any.



Item 6.           Exhibits and Reports on Form 8-K.

(a)               Exhibits

                  Not Applicable.



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

                                                 Donnkenny, Inc.
                                                 ---------------
                                                 Registrant




Date:    November 14, 1997                       /s/ Harvey A. Appelle
                                                 ---------------------
                                                 Harvey Appelle
                                                 Chairman of the Board,
                                                 President and Chief
                                                 Executive Officer


Date     November 14, 1997                       /s/ Stuart S. Levy
                                                 ------------------
                                                 Stuart S. Levy
                                                 Vice President - Finance
                                                 and Chief Financial Officer,
                                                 (Principal Financial Officer)