Form 10-K
period 1997-12-31
DONNKENNY INC
filed 1998-03-31
CIK 29693

PRIVILEGED AND CONFIDENTIAL         HH DRAFT  3/27/98
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

(MARK ONE)
       [X]
                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 1997
                                       OR
       [ ]
                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from         to
                               Commission file number 0-21940

                                DONNKENNY, INC.
                                ---------------
             (Exact name of registrant as specified in its charter)

             Delaware                               51-0228891
             --------                               ----------
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
  incorporation or organization)

             1411 Broadway
           New York, New York                        10018
(Address of principal executive offices)           (Zip Code)

                                 (212) 730-7770
               Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

    Title of each class             Name of each exchange on which registered
    -------------------             -----------------------------------------
           None                                      None

          Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 par value
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.|X|

The aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant, based on a closing sale price of the Common Stock on the Nasdaq National Market on March 19, 1998 of $2.75 per share, was approximately $38,706,085. As of March 19, 1998, 14,074,940 shares of Common Stock of Registrant were outstanding.

1.For purposes of this Report, the number of shares held by non-affiliates was determined by aggregating the number of shares held by Officers and Directors of Registrant, and by others who, to Registrant's knowledge, own more than 10% of Registrant's Common Stock, and subtracting those shares from the total number of shares outstanding.

                                     PART I

ITEM 1.     BUSINESS

     Donnkenny, Inc. (together with its subsidiaries, the "Registrant" or the "Company") was incorporated in Delaware in 1978 and is a holding company with four subsidiaries, three of which are operating subsidiaries, Donnkenny Apparel, Inc. ("Donnkenny Apparel"), Beldoch Industries Corporation ("Beldoch") and MegaKnits, Inc. ("MegaKnits"). The Company designs, manufactures, imports and markets a broad line of moderately priced women's sportswear.

REGULATORY INVESTIGATION

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

PRODUCTS

     The Company designs, manufactures, imports and markets a broad line of moderately priced women's sportswear. The Company's major labels include Victoria Jones (R), Casey & Max(R), Pierre Cardin(R) and Donnkenny (R).

The Victoria Jones Company

     At the beginning of 1998, the Company combined its separate moderate knit and sweater companies, Beldoch Popper and Victoria Jones into one division under the name The Victoria Jones Company. The Victoria Jones label represents moderately-priced womens' knit and sweater products which are sold to department stores, specialty stores and chains, including Belk, Mercantile, May Company, Lane Bryant, Kohl's, Dillard's, Federated, Proffitt's , Stage Stores, Catherine's, J.C. Penney and Sears. The division's products are marketed for missy, large sizes and petites. Approximately 76% of these products are imported, predominantly from Hong Kong, China and India. The balance is manufactured domestically, principally in the Company's West Hempstead, New York facility.

Casey & Max Division

     The Casey & Max division manufactures and imports novelty woven tops and sportswear under the brand name Casey & Max. The Casey & Max line consists of moderately-priced products sold to department stores, specialty stores and chains, including Belk, Mercantile, Kohl's, Dillard's, Federated, May Company, Proffitt's, Stage Stores, Catherine's, J.C. Penney and

Sears. The division's products are marketed for missy, large sizes and petites. Approximately 93% of these products are imported, predominantly from Hong Kong, China and India.

Donnkenny Division

     The Donnkenny division manufactures and imports moderately-priced women's career and casual coordinated merchandise as well as fashion products marketed for missy, large sizes and petites. Its major accounts include Stage Stores, Proffitt's, Catherine's, Frederick Atkins, J.C. Penney and Sears. Donnkenny has been an established brand name for over 60 years. Approximately 80% of Donnkenny products are manufactured domestically.

Pierre Cardin Division

     The Pierre Cardin division produces women's knitwear pursuant to a license. The Pierre Cardin product is sold to the better knitwear departments of department stores and specialty stores. Its major accounts include Federated Stores, Belk, Mercantile, Proffitt's and Frederick Atkins stores and the Chadwick's Catalog. Approximately 53% of these products are imported, predominantly from Hong Kong, China, and India.

Custom and Private Label Products

     The Company's Knitmaker's division is a private label division selling exclusive private label products to such customers as QVC, J.C. Penney and Levi Strauss. A vast majority of Knitmaker's products are manufactured in the Company's facility located in West Hempstead, New York. The Company also manufactures products on a contract basis utilizing the Company's Southern manufacturing facilities to customers which include, among others, Cross Creek, Basset Walker and Tultex.

Licensed Character Products

     Through 1997, pursuant to non-exclusive licenses from Disney Enterprises, Inc., the Company manufactured, imported and sold a Mickey & Co.(R) line of sportswear collections and other clothing for women, men and children. The Company also sold sleepwear and women's intimate apparel products using various non-Disney licensed cartoon images. The Company has substantially exited these businesses in 1997.

MANUFACTURING AND IMPORTING

     Approximately 34% of the Company's products sold in its fiscal year ended December 31, 1997 ("Fiscal 1997") were manufactured in the United States, as compared with 46% in its fiscal year ended December 31, 1996 ("Fiscal 1996"). The Company's domestically produced products are manufactured at the Company's production facilities in Virginia and West Hempstead, New York and by several outside contractors.

     The remaining 66% of the Company's products sold in Fiscal 1997 were produced abroad and imported into the United States, principally from Hong Kong, China, India, Guatemala, Turkey, Bangladesh, Dominican Republic, and the Philippines. The percentage of the Company's products which are manufactured in the United States is expected to decrease further during the Company's fiscal year ending December 31, 1998 ("Fiscal 1998").

     The Company's purchases from its foreign suppliers are effected through individual purchase orders specifying the price and quantity of the items to be produced. Generally, the Company does not have any long-term, formal arrangements with any of the suppliers which manufacture its products. The Company continually seeks additional suppliers throughout the world for its sourcing needs. One foreign contractor accounted for 14.2% of the Company's products, but no other domestic or foreign contractor manufactured more than 10% of the Company's products in Fiscal 1997.

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

     Attendant with the Company's increased reliance on foreign manufacturing is a risk of excess inventory. The Company must commit to its foreign manufacturers and suppliers four to six months in advance of its selling season, usually before the Company has received its orders from its customers. Thus, there exists the risk that the purchase orders by the Company's customers will be less than the amount manufactured. The Company believes that this risk is outweighed by the cost savings to the Company by manufacturing such products abroad. Conversely, in the event there exists excess demand for the Company's products, the lengthy production time for imported goods makes it impossible for the Company to return to the market to purchase additional goods for the same selling season. The Company's relationships with foreign suppliers are also subject to the additional risks of doing business abroad, including currency fluctuations and revaluations, restrictions on the transfer of funds and in certain parts of the world, political instability. The Company's operations have not been materially affected by any of such factors to date. However, due to the large portion of the Company's products which are produced abroad, any substantial disruption of its relationships with its foreign suppliers could have a material adverse effect on the Company's operations and financial condition.

     The portion of the Company's products which it currently imports from Asia is further subject to certain political and economic risks including, but not limited to, political instability, changing tax and trade regulations and currency devaluations and controls. The Company's risks associated with the Company's Asian operations may be higher in 1998 than has historically been the case, due to the fact that financial markets in East and Southeast Asia have recently experienced and continue to experience difficult conditions, including a currency crisis. As a result of recent economic volatility, the currencies of many countries in this region have lost value relative to the U.S. dollar. Because the Company does not enter into foreign currency transactions, the Company has experienced no foreign currency transaction losses since the beginning of this crisis. However, its operations in the region are subject to an increased level of economic instability. In the countries which have experienced the highest degree of instability, (Korea, Taiwan and Indonesia), the Company's purchasing activities have been minimal. The impact of these regional events on the Company's business, and in particular its sources of supply, cannot be determined at this time. Approximately 50% of the products sold by the Company in Fiscal 1997 were manufactured in Asia.

CUSTOMERS

     In Fiscal 1997, the Company shipped orders to approximately 19,800 stores in the United States. This customer base represents approximately 5,300 accounts. Of the Company's net sales for Fiscal 1997, chain stores accounted for approximately 4.0%, specialty retailers for approximately 2.8%, department stores for approximately 62.1%, mass merchants for approximately 18.1%, catalogue customers for approximately 4.8%, and other customers for approximately 8.2%.

     The Company markets its products to major department stores including J.C. Penney, Dillard's, May Company, Federated, Stage, Proffitt's and Sears, as well as specialty retailers. Knitmaker's, a part of the Company's private label operation, sells exclusive products to catalog specialty retailers and suppliers. In addition, the Company manufactures products exclusively for J. C. Penney under its D.K. Gold label.

     In Fiscal 1997, consolidated net sales to J.C. Penney accounted for 15.4% of the Company's net sales. The loss of, or significantly decreased sales to, this customer could have a material adverse effect on the Company's consolidated financial condition.

     The Company's Electronic Data Interchange computer system ("EDI") connects the Company to approximately 37 of its large customers and, in Fiscal 1997, was used to place 36% of the Company's order dollars. The Company is also linked by EDI to several of its major suppliers, which allows the Company to review purchase orders for fabric on a weekly basis.

SALES AND MARKETING

     At March 19, 1998, the Company had a 23 person sales force, of whom 13 were Company employees and 10 were independent commissioned sales representatives. Sales representatives are located in 9 cities and provide nationwide coverage to retailers ranging from individual specialty shops to national chain stores and catalogues. The Company's principal showrooms are in New York City.

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

TRADEMARKS AND PROPRIETARY RIGHTS

     The Company owns and has registered in the United States, and in certain foreign jurisdictions, the following trademarks under which a variety of the Company's products are sold: Donnkenny(R), Victoria Jones(R), Victoria Sport(R), Casey & Max(R), Beldoch Popper(R), Knitmaker's(R) and Private Stock(R). Upon compliance with the trademark statutes of the United States and the relevant foreign jurisdictions, these trademark registrations may be renewed.

     The Company holds licensing rights to manufacture, import and sell women's sportswear in the United States and the U.S. Virgin Islands with the Pierre Cardin trademark, including sweaters, pants, skirts, knitwear, jeans, swimwear and activewear. Such license is automatically continued from year to year at the Company's option provided net sales meet certain specified minimums. The Company's sales during Fiscal 1997 surpassed the minimum requirements of this license, and the Company intends to renew this license for an additional one year period.

BACKLOG

     At March 19, 1998, the Company had unfilled, confirmed customer orders of approximately $62 million, compared to approximately $64 million of such orders at March 15, 1997, with such orders generally scheduled for delivery within three to six months of confirmation, although some extend until the end of the fiscal year. The amount of unfilled orders at a particular time is affected by a number of factors, including the scheduling of the production and shipment of garments, which in some instances may be delayed or accelerated at the customer's request. Accordingly, a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments. There can be no assurance that cancellations, rejections and returns will not reduce the amount of sales realized from the backlog of orders.

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

EMPLOYEES

     As of March 19, 1998, the Company had 1,211 full-time employees, of whom 189 were salaried and 1,022 were paid on an hourly basis. The Company had 15 part-time employees, all of whom work on an hourly basis.

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

ITEM 2.     PROPERTIES

     The Company currently operates seven facilities in Virginia, one in South Carolina, two in New York State and one in Hong Kong.


                                       APPROXIMATE SQUARE                                   OWNED OR
LOCATION                                     FOOTAGE           FUNCTION                      LEASED
--------                                     -------           --------                      ------
Christiansburg, Virginia............       109,000            Finishing                      Owned

Dryden, Virginia....................        28,850            Sewing                         Owned

Floyd, Virginia.....................        79,600            Fabric Warehouse,              Owned
                                                              sewing, cutting

Independence, Virginia (Grayson)....        70,350            Sewing                         Owned
Independence, Virginia (Kendon).....        37,550            Storage                        Owned
Rural Retreat, Virginia.............        61,230            Sewing                         Owned
Wytheville, Virginia................       161,800            Distribution,                  Owned
                                                              administration

Charleston, South Carolina(1)              200,000            Distribution center            Leased
West Hempstead, New York                   150,000            Knitting, sewing               Leased
New York, New York(2)...............        62,500            Offices and principal          Leased
                                                              showrooms

Hong Kong (Comet Building)..........                          Administration,                Leased
                                             2,200            sourcing, quality
                                           -------            control
    TOTAL...........................       963,080
                                           =======

-------------------------

(1) This facility is leased, with annual rental payments totaling $450,000, and is subject to a 3% annual rental escalation, until March 19, 2006, at which time the lease expires.

(2) Annual rental payments for the New York office/showroom space are approximately $2,200,000 in the aggregate. The leases for the New York office/showrooms expire in 2000, 2006 and 2008.

Management believes that its current facilities are sufficient to meet its needs for the foreseeable future.

ITEM 3.     LEGAL PROCEEDINGS


     IN RE DONNKENNY, INC. SECURITIES LITIGATION, 96 Civ. 8452 (MGC): Beginning in November 1996, ten punative class action complaints were filed in the United States District Court for the Southern District of New York.

     Plaintiffs have filed a Consolidated Complaint which names as defendants the Company, as well as Edward T. Creevy, Ronald Hollandsworth, Richard Rubin, all of whom are former officers and/or directors of the Company, and KPMG Peat Marwick LLP ("KPMG", the Company's former Auditor). The Consolidated Complaint alleges that defendants violated Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5, promulgated thereunder, by, among other things, preparing false financial statements which allegedly overstated sales and revenues. The Consolidated Complaint seeks compensatory damages, prejudgement interest, attorneys fees and costs.

     On April 2, 1997, the Court appointed Emanon Partners, L.P. ("Emanon") as the lead plaintiff in the action and ruled that Emanon may select the law firms of Wolf Popper, LLP and Milberg Weiss Bershad Hynes & Lerach, LLP as co-lead counsel.

     On December 5, 1997, the Court granted KPMG's motion to dismiss the Consolidated Complaint as to KPMG.

     Discovery is proceeding in the consolidated action.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of stockholders during the fourth quarter of Fiscal 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Registrant's Common Stock is traded on the Nasdaq National Market under the symbol "DNKY." The Common Stock began trading on the Nasdaq National Market on June 17, 1993.

     The following table sets forth the quarterly high and low closing prices of a share of Common Stock as reported by the Nasdaq National Market for the Company's two most recent fiscal years, plus the interim eleven-week period ended March 19, 1998.


PERIOD                                                                    HIGH                LOW
------                                                                    ----                ---

Fiscal 1996
            First Quarter............................................    $18                 $10 1/8
            Second Quarter...........................................     20 5/8              13 3/4
            Third Quarter............................................     21 3/8              16
            Fourth Quarter...........................................     17 1/8               3 5/8
Fiscal 1997
            First Quarter............................................    $5 3/8              $2 1/8
            Second Quarter...........................................     4 3/4               2 3/8
            Third Quarter............................................     4 9/16              3 1/8
            Fourth Quarter...........................................     5 3/16              2 1/2

Fiscal 1998
            Eleven weeks ended 3/19/98...............................    $3                  $2 1/2

     On March 19, 1998, the closing price for a share of Common Stock, as reported by the Nasdaq National Market, was $2.75 per share.

     The number of holders of record for Registrant's Common Stock as of March 19, 1998 was 96.

     The Company currently anticipates that it will retain all its earnings for use in the operation and expansion of its business and, therefore, does not anticipate that it will pay any cash dividends in the foreseeable future. In addition, the Company's existing credit facilities prohibit the Company from declaring or paying dividends.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected consolidated financial data as of December 31, 1997 and December 31, 1996 and for each of the fiscal years in the three year period ended December 31, 1997 have been derived from the Company's consolidated financial statements included elsewhere in this Form 10-K which have been audited by Deloitte & Touche LLP, independent auditors, whose report thereon is also included herein. The selected consolidated financial data as of December 3, 1994 and December 4, 1993 and for the fiscal years then ended have been derived from the Company's consolidated financial statements, which are not included herein. The December 4, 1993 financial statements were audited by other auditors. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and its Subsidiaries and related notes thereto incorporated by reference herein.

                                                                            YEAR ENDED
                                          ---------------------------------------------------------------------------------
                                          DECEMBER 4,     DECEMBER 3,       DECEMBER 2,       DECEMBER 31,      DECEMBER 31,
                                             1993            1994              1995               1996              1997
                                          ----------      ---------         ----------        ----------        -----------
                                                               (In thousands, except per share data)
CONSOLIDATED STATEMENT OF OPERATIONS
DATA:

  Net sales.........................       $144,080        $151,147         $193,306          $255,179          $245,963

  Cost of sales.....................        100,321         106,389          142,128           202,580           196,633
                                            -------         -------          -------           -------           -------

  Gross profit......................         43,759          44,758           51,178            52,599            49,330

  Selling, general and
    administrative expenses.........         25,298          26,772           34,000            57,603            45,867

  Amortization of goodwill
    and other related
    acquisition costs...............          1,317           1,145              985             1,449             1,204

Restructuring charge................                                           2,815                               1,723
                                            -------         -------          -------           -------           -------
  Gain on sale of license...........                         (1,116)

  Operating profit (loss)...........         17,144          17,957           13,378            (6,453)              536

  Interest expense, net.............          5,312           2,870            4,135             5,154             4,955
                                            -------           -----            -----             -----             -----
  Income (loss) before
    income taxes and
    extraordinary charge............         11,832          15,087            9,243           (11,607)           (4,419)

  Income taxes (benefit)............          4,615           6,034            3,996            (3,319)           (1,210)
                                            -------         -------          -------           -------           -------

  Income (loss) before
    extraordinary charge............          7,217           9,053            5,247            (8,288)           (3,209)

  Extraordinary charge
    related to early
    extinguishment of debt,                     453             295
    net of taxes....................        -------         -------         --------          ---------         ---------



  Net income (loss).................       $  6,764        $  8,758         $  5,247          $ (8,288)         $ (3,209)
                                           ========        ========         ========          =========         =========


BASIC INCOME (LOSS) PER COMMON
SHARE(1):


  Income (loss) before
    extraordinary item..............       $   .74         $   .68          $   .38           $  (.59)          $   (.23)

  Extraordinary item................       $  (.05)           (.02)
                                           --------         ------          -------           -------           --------
  Net income (loss).................       $   .69         $    .66         $   .38           $  (.59)          $   (.23)
                                            =======          ======          ======            =======          =========


Shares used in the calculation of

basic income (loss) per share.......          9,816         13,330           13,910            14,012             14,070
                                            =======         ======           ======            ======           =========

CONSOLIDATED BALANCE SHEET DATA:



  Working capital...................       $ 28,814        $ 54,292         $ 80,357          $ 16,917          $ 38,354


  Total assets......................         93,112         109,179          157,664           139,433           102,460

  Long-term debt, including
    Current portion.................         32,110          28,315           62,611            50,761            27,048

  Stockholders' equity..............         39,782          57,826           65,234            55,278            53,086



(1) All per share amounts and the shares used in the calculation of basic income (loss) per share have been retroactively restated to reflect the two-for-one stock split paid on December 18, 1995 to stockholders of record on December 4, 1995,and the effects of SFAS 128.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth selected operating data of the Company as a percentage of net sales, for the periods indicated below:

                                                                           FISCAL YEAR ENDED
                                                         ----------------------------------------------------
                                                         DECEMBER 2,           DECEMBER 31,      DECEMBER 31,
                                                         -----------           ------------      ------------
                                                             1995                  1996              1997
                                                             ----                  ----              ----

      Net sales                                              100.0%               100.0%            100.0%

      Cost of goods sold                                      73.5                 79.4              79.9
                                                              ----                 ----              ----
      Gross profit                                            26.5                 20.6              20.1

      Selling, general and administrative expenses            17.6                 22.6              18.7

      Amortization of goodwill and other related               0.5                  0.6               0.5
      acquisition costs

      Restructuring charge                                     1.5                                    0.7
                                                              ----                 ----              ----
      Operating income (loss)                                  6.9                 (2.5)              0.2


      Interest expense, net                                   2.1                   2.0               2.0
                                                              ---                   ---               ---
      Income (loss) before income taxes                       4.8                  (4.5)             (1.8)

      Income tax provision (benefit)                          2.1                  (1.3)             (0.5)
                                                              ---                  -----             -----
      Net income (loss)                                       2.7%                 (3.2%)            (1.3%)
                                                             ------               ------             ------

COMPARISON OF FISCAL 1997 WITH FISCAL 1996

Net Sales

     Net sales decreased by $9.2 million, or 3.6%, from $255.2 million in Fiscal 1996 to $246.0 million in Fiscal 1997. The decline in net sales was primarily the result of decreases in the Licensed Character business which was down $35.6 million or 46.9%. The decline was due to the discontinuation of the Lewis Frimel division and the decrease in sales of other licensed character lines. The decrease was partially offset by increases in the Company's core divisions - Donnkenny, Beldoch and Oak Hill which had increases of $8.1 million, $9.8 million and $8.8 million, respectively. The Company continues to stress its strategy of diversifying its product mix while selling to a broad range of retail stores. Sportswear accounted for approximately 84% of 1997 net sales while the licensed character business accounted for the remaining 16%.

Gross Profit

     Gross profit for Fiscal 1997 was $49.3 million, or 20.1% of net sales, compared to $52.6 million, or 20.6% of net sales, for Fiscal 1996. Significant factors that contributed to the decline in gross profit included the sell off of inventory resulting from the closing of the Lewis Frimel Division; softness in other licensed character lines and excess supply of these products in the market place; softness in the sweater business due to warmer weather during the winter of 1997; and approximately $0.3 million applicable to sales returns and allowances recorded in the fourth quarter of 1997 in the normal course of business. Additionally, in the fourth quarter of Fiscal 1997, the Company decided to discontinue certain licensed character lines, and as a result recorded additional markdowns of $0.5 million.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses decreased from $57.6 million in Fiscal 1996 to $45.9 million in Fiscal 1997. As a percentage of net sales, these costs decreased from 22.6% in Fiscal 1996 to 18.7% in Fiscal 1997. Included in Fiscal 1997 are one-time charges in the amount of approximately $4.1 million, the largest component of which is $3.5 million in additional professional fees as the result of legal fees associated with the previously reported class action lawsuits, legal and accounting fees associated with the restatement of prior year quarterly and annual financial statements and consulting services related to the Company's amended credit facility. Included in Fiscal 1996 were one-time charges totaling $4.2 million, or 1.7% of net sales related to the following: the rescission of the Fashion Avenue acquisition of $0.5 million; severance relating to departing employees of $0.9 million and professional fees of $2.8 million associated with the class action lawsuits, legal and accounting fees related to the special investigation and restatements of prior year financial results.

     Excluding these charges, the balance of selling, general and administrative expenses for Fiscal 1997 was $41.8 million, or 17.0% of net sales and for Fiscal 1996, $53.4 million, or 20.9% of net sales. The $11.6 million decline in selling, general and administrative expense is due to reductions in all expense categories except distribution and factoring fees. Distribution expenses increased as a result of higher temporary employee expenses in the South Carolina distribution facility which were mostly offset by savings from the closing of the Mississippi distribution facility and lower costs at the West Hempstead distribution facility. As a result of the amended credit facility discussed below, the Company incurred $1.0 million in factoring fees which were not incurred in Fiscal 1996. The reductions in other selling, general and administrative categories included: Design and Sample expense decreases which were primarily the result of synergies resulting from consolidating company activities and reduced sample expense related to the discontinuation of the licensed character division; decrease in Sales expenses was the result of headcount and advertising reductions and lower sales commissions related to the reduced road force; decreases in Administrative expenses resulting from headcount reductions; Occupancy expense reductions which were primarily the result of closing the Plainview and Mississippi distribution facilities in Fiscal 1996.

Restructuring Charge

     In the fourth quarter of 1997, the Company decided to discontinue the manufacture and sale of Mickey & Co. licensed character product line under a license agreement with Disney Enterprises, Inc. and recorded a pre-tax restructuring charge of $1.7 million and a charge to cost of goods sold of $0.5 million for the write-down of merchandise inventories. The restructuring charge included payments due under agreements with the licensor; write-downs of property, plant and equipment; costs related to lease terminations; employee severance payments; and other incremental charges directly attributable to discontinuing the licensed character product lines.

Income From Operations

     In Fiscal 1997, the Company reported income from operations of $0.5 million, versus a loss from operations of $6.5 million in Fiscal 1996.

Provision For Income Taxes

     The Company's tax benefit in Fiscal 1997 amounts to 27.0% of pre-tax losses, as compared to a benefit of 28.6% for Fiscal 1996. The benefit in Fiscal 1997 is lower than the Company's historical tax rate due to the recording of a valuation allowance on a portion of deferred tax assets related to state net operating loss carryforwards.

Net Loss

     In Fiscal 1997 the Company reported a net loss of $3.2 million, or ($0.23) per share, versus a net loss of $8.3 million, or ($0.59) per share in Fiscal 1996.

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

Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased from $34.0 million in Fiscal 1995 to $57.6 million in Fiscal 1996. As a percentage of net sales, these costs increased from 17.6% in Fiscal 1995 to 22.6% in Fiscal 1996. Included in Fiscal 1996 are charges totaling $4.2 million, or 1.7% of net sales related to the following: the rescission of the Fashion Avenue acquisition of $0.5 million; severance relating to departing employees of $0.9 million; litigation expenses of $1.2 million; and professional fees and special investigation expenses of $1.6 million. Excluding these charges, the balance of SG&A for Fiscal 1996 is $53.4 million or 20.9% of net sales. Of the $19.4 million year to year change, as adjusted, $12.9 million (excluding distribution expenses) or 5.1% of net sales, relates to Beldoch and Oak Hill which were only included for six months and five months, respectively, in Fiscal 1995. Additionally, distribution expense increased by $3.8 million to $7.8 million in Fiscal 1996 or 3.1% of net sales, a 1.0 percentage point increase over 1995. The increase is related to the opening of a new distribution facility in Summerville, South Carolina and the closing of two distribution centers in Mississippi and New York.

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

     Capital expenditures were $0.5 million for Fiscal 1997, compared to $1.0 million in Fiscal 1996. In Fiscal 1998 the Company may spend up to $3.5 million on capital investments in accordance with the Revolving Credit Agreement described below. As part of the 1998 capital expense budget, the Company has committed to spend approximately $2.1 million for upgrading computer systems to increase efficiencies and become Year 2000 compliant.

     At the end of Fiscal 1997, direct borrowings were $27.0 million, which included a senior term loan of $5.5 million and revolving credit borrowings of $21.5 million. Additionally, the Company had letters of credit outstanding of $20.9 million, with unused availability of $14.1 million. At the end of Fiscal 1996, direct borrowings and letters of credit outstanding under the prior credit facility were $50.8 million and $19.9 million, respectively.

     On April 30, 1997, the Company entered into an amended credit facility (the "Credit Facility") to, among other things, include the Company's operating subsidiaries Donnkenny Apparel, Inc., MegaKnits, Inc. and Beldoch Industries Corp., as borrowers. The Credit Facility consists of a Term Loan, a Revolving Credit Agreement, and a Factoring Agreement. The purpose of the Credit
Facility is to provide for working capital needs of the Company including, the issuance of letters of credit. The Credit Facility expires on March 31, 1999. Under the Credit Facility, The Chase Manhattan Bank serves as agent
(and holds a 35% interest), the CIT Group/Commercial Services Inc. ("CIT") serves as collateral agent (and holds a 15% interest), and each of Fleet Bank, N.A. and the Bank of New York are co-lenders (each holding a 25% interest).

     As of March 20, 1998, the balance of the Term Loan was $5.5 million. The interest rate is equal to the prime rate plus 1 1/2% per annum. The amortization schedule calls for quarterly payments of approximately
$1.3 million, with a balloon payment of $0.5 million due on March 31, 1999.
An excess cash flow recapture is payable annually within 15 days after receipt of the Company's audited fiscal year-end financial statements. In addition, any tax refunds received in Fiscal 1998 will be applied to reduce the balloon payment. The default interest rate, if applicable, would be equal to 2% above the otherwise applicable rate. The Term Loan does not carry any prepayment penalty.

     The total amount available under the Revolving Credit Agreement is $85 million subject to an asset based borrowing formula, with sublimits of $70 million for direct borrowings and $35 million for letters of credit. The interest rate is equal to the prime rate plus 1 1/2% per annum. Borrowings in excess of an allowable overadvance will bear interest at the prime rate plus
3 1/2%. The Revolving Credit Agreement also requires the Company to pay certain letter of credit fees and unused commitment fees. Advances and letters of credit are limited to (i) up to 85% of eligible accounts receivable plus
(ii) up to 60% of eligible inventory, plus (iii) an allowable overadvance.

     In April, 1997 the Company also entered into a Factoring Agreement with CIT. The Factoring Agreement provides for a factoring commission equal to 0.45% of the gross amount of sales, plus certain customary surcharges. An additional fee of 0.20% was paid upon the conversion to a factored receivable arrangement.

     Collateral for the Credit Facility includes a first priority lien on all accounts receivable, machinery, equipment, trademarks, intangibles and inventory, a first mortgage on all real property and a pledge of the Company's stock interest in the Company's operating subsidiaries, Donnkenny Apparel Inc., Beldoch Industries Corp., and Megaknits, Inc.

     The Credit Facility contains numerous financial and operational covenants, including limitations on additional indebtedness, liens, dividends, stock repurchases and capital expenditures. In addition, the Company is required to maintain specified levels of tangible net worth and comply with a maximum cumulative net loss test.

     At December 31, 1997, the Company was not in compliance with the covenant related to the maximum cumulative net loss test. On March 31, 1998, Chase Manhattan Bank, as agent, issued a waiver for the violation of this covenant.

     Additionally, on March 31, 1998, in support of the Company's 1998 business plan, the previously discussed Credit Facility was amended to provide for a sublimit for direct borrowings of $60 million; a letter of credit line of $35 million; and required seasonal overadvances. Any tax refunds applicable to 1997 and prior years and proceeds from the sale of fixed assets are to be applied to reduce the balloon payment on the Term Loan.

     During Fiscal 1997, the Company's operating activities generated $20.0 million more cash than they used, principally as the result of decreases in accounts receivable, inventories and recoverable income taxes, partially offset by decreases in accounts payable. During Fiscal 1996, the Company's operating activities generated $5.8 million more cash than they used, principally as the result of decreases in accounts receivable and inventories, increases in accounts payable partially, offset by the net loss.

     Cash used in Fiscal 1997 for investing activities included $0.5 million for the purchase of fixed assets and the $1.2 million contingent earnout payment related to the acquisition of Beldoch, which was partially offset by proceeds from the sale of fixed assets. Cash used in Fiscal 1996 for the purchase of fixed assets was $1.0 million and included purchases of machinery and equipment, building improvements and leasehold improvements to the Company's South Carolina distribution facility.

     Cash used in financing activities in Fiscal 1997 was $22.7 million, which represented repayments of $12.3 million on the Term Loan, net repayments under the Revolving Credit Agreement of $11.5 million and the repayment of the Virginia state loan of $0.2 million. Cash used in financing activities in Fiscal 1996 was $6.2 million, which represented repayments of $5.0 million for a senior term loan with The Chase Manhattan Bank, and $2.0 million for the note relating to the acquisition of Beldoch. This was offset by net borrowings under the revolving credit line.

     The Company believes that cash flows from operations and amounts available under the revolving credit agreement will be sufficient for its needs for the foreseeable future.

OTHER ITEMS AFFECTING THE COMPANY:

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

     Seasonality of Business and Fashion Risk

     The Company's principal products are organized into seasonal lines for resale at the retail level during the Spring, Summer, Transition, Fall and Holiday Seasons. Typically, the Company's products are designed as much as one year in advance and manufactured approximately one season in advance of the related retail selling season. Accordingly, the success of the Company's products is often dependent on the ability to successfully anticipate the needs of retail customers and the tastes of the ultimate consumer up to a year prior to the relevant selling season.

     Foreign Operations

     The Company's foreign sourcing operations are subject to various risks of doing business abroad, including indirect vulnerability to currency fluctuations, quotas and, in certain parts of the world, political instability. Any substantial disruption of its relationship with its foreign suppliers could adversely affect the Company's operations. Some of the Company's imported merchandise is subject to United States Customs duties. In addition, bilateral agreements between the major exporting countries and the United States impose quotas, which limit the amount of certain categories of merchandise that may be imported into the United States. Any material increase in duty levels, material decrease in quota levels or material decrease in available quota allocation could adversely affect the Company's operations.


     Asian Operations

     The Company's operations in Asia are subject to certain political and economic risks including, but not limited to, political instability, changing tax and trade regulations and currency devaluations and controls. The Company's risks associated with the Company's

     Asian operations may be higher in 1998 than has historically been the case, due to the fact that financial markets in East and Southeast Asia have recently experienced and continue to experience difficult conditions, including a currency crisis. As a result of recent economic volatility, the currencies of many countries in this region have lost value relative to the U.S. dollar. Although the Company has experienced no material foreign currency transaction losses since the beginning of this crisis, its operations in the region are subject to an increased level of economic instability. Approximately 50% of the products sold by the Company in Fiscal 1997 were manufactured in Asia. The impact of these events on the Company's business, and in particular its sources of supply, cannot be determined at this time.

     Factors that May Affect Future Results and Financial Condition

     The Company's future operating results and financial condition are dependent upon the Company's ability to successfully design, manufacture, import, and market apparel.

     Year 2000 Issue

     The Company recognizes the need for, and has begun implementation of, a comprehensive program intended to upgrade the operating systems, hardware and software, which should eliminate any issues involving Year 2000 compliance. The Company's current software systems, without modification, will be adversely affected by the inability of the systems to appropriately interpret date information after 1999. As part of the process of improving the Company's information systems to provide enhanced support to all operating areas, the Company will upgrade to new financial and operating systems. Such upgrade will provide for or eliminate any issues involving year 2000 compliance because all software implemented is designed to be year 2000 compliant. The Company anticipates that its cost for such upgrade will be approximately $2.1 million. The Company anticipates that it will complete its systems conversion in time to accommodate year 2000 issues. If the Company fails to complete such conversion in a timely manner, such failure will have a material adverse effect on the business, financial condition and results of operations of the Company.

     Recent Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information" which is effective for periods beginning after December 15, 1997. SFAS No. 131 requires that public companies report certain information about operating segments in their annual financial statements and in condensed financial statements of interim periods issued to shareholders. This statement also requires that public companies report certain information about their products and services, the geographic areas in which they operate, and their major customers. The Company is currently reviewing the impact of this statement on its current level of disclosure.

     In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" which is effective for fiscal years beginning after December 15, 1997. SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. This statement standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures. The Company is currently reviewing the impact of this statement on its current level of disclosure.

     Forward-Looking Statements

     This Form 10-K (including but not limited to the sections hereof entitled "Business" and "Management's Discussion and Analysis") contains or incorporates by reference forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Where any such forward-looking statement includes a statement of the assumptions or bases underlying such forward-looking statement, the Company cautions that assumed facts or bases almost always vary from the actual results, and the differences between assumed facts or bases and actual results can be material, depending on the circumstances. Where, in any forward-looking statement, the Company or its management expresses an expectation or belief as to future results, there can be no assurance that the statement of the expectation or belief will result, or be achieved or accomplished. The words "believe", "expect", "estimate", "project", "seek", "anticipate" and similar expressions may identify forward-looking statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        See Financial Statements following Item 14 of this Annual Report on Form 10-K

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

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     Harvey A. Appelle, a director of the Company, was appointed Chairman of the Board and Chief Executive Officer of the Company on December 19, 1996. Mr. Appelle has been the President of HarGil Capital Associates Ltd., a private investment firm, since 1994. From 1983 to 1993, he was a Managing Director of the Investment Banking Division of Merrill Lynch Pierce Fenner & Smith Inc. and a Senior Vice President of Merrill Lynch Interfunding Inc. Mr. Appelle is 53 years old.

     Herbert L. Ash, a director of the Company, has been a partner at the law firm of Hahn & Hessen, Attorneys, since 1972. Mr. Ash has been a director of Hampton Industries, Inc., a manufacturer of apparel, since 1994. He is also a Trustee of the National Jewish Medical and Research Center, Denver, Colorado. Mr. Ash is 56 years old.

     Sheridan C. Biggs, a director of the Company, is Executive-in-Residence at the Graduate Management Institute at Union College. Prior to that, he was a senior partner of Price Waterhouse, the accounting and consulting firm; he was with that firm for thirty-one years until his retirement in 1994. During his career at Price Waterhouse, Mr. Biggs served as a Vice Chairman and member of the firm's management committee. Mr. Biggs is 63 years old.

     Robert H. Cohen, a director of the Company, is the founder, President and Chief Executive Officer of Recharge Corporation of America, a recycling company formed on July 1, 1995. He has also been Chief Executive Officer of R.J.C. Development Corporation, a real estate company, since 1987. For several years prior to founding Recharge Corporation of America, Mr. Cohen invested for his own account, having retired in 1996 as President and Chief Executive Officer of Craftex Creations, Inc., a manufacturer of intimate apparel, and in 1993 of Shamrock Outlet Stores, Inc. From 1987 to 1992, Mr. Cohen served on the board of the Intimate Apparel Council of the American Apparel Manufacturers' Association. Mr. Cohen is 59 years old.

     James W. Crystal, a director of the Company, has been President, since 1978, and Chairman of the Board since 1989, of Frank Crystal & Co., Inc., international insurance brokers. Mr. Crystal is 60 years old.

     Harvey Horowitz, a director of the Company, served as Vice President, and General Counsel of the Company from October 1, 1996 to February 28, 1998 when he resigned his office as Vice President. For more than five years, prior to October 1, 1996, he was a partner of the law firm Squadron, Ellenoff, Plesent & Sheinfeld, LLP. Mr. Horowitz is a director of Biofield Corp., a medical device company. Mr. Horowitz is 55 years old.

     Daniel H. Levy, a director of the Company, has been a principal of and consultant to LBK Consulting Inc., a retail consulting business, since January 1997 and during the period from 1994 to April 1996. From April 1996 through January 1997, he served as Chairman of the Board and Chief Executive Officer of Best Products, Inc., a retail sales company which filed for bankruptcy in September 1996. From 1993 through 1994, Mr. Levy served as Chairman of the Board and Chief Executive Officer of Conran's, a retail home furnishings company. From 1991 to 1993, he was Vice Chairman and Chief Operating Officer of Montgomery Ward, a retail sales company. Mr. Levy is a director of Marks Bros. Inc. Jewelers and Phar-Mor, Inc. Mr. Levy is 55 years old.

     Stuart S. Levy has been Vice President-Finance and the Chief Financial Officer of the Company since November 4, 1996. From January 1993 to July 1996, Mr. Levy was Vice President of Finance and Chief Financial Officer of Xpedite Systems, Inc., a publicly-held provider of enhanced fax services. From August 1996 through October 1996, Mr. Levy provided services to Xpedite Systems, Inc., in connection with the completion and integration of information acquisitions. Prior thereto, he was a financial consultant to an investment group since 1988. Mr. Levy also serves as Assistant Secretary of the Company. Mr. Levy is 56 years old.

     Robert H. Martinsen, a director of the Company, worked at Citicorp/Citibank for thirty-eight years until his retirement in 1995. At that point, he was Chairman of Credit Policy. Prior to that, he was in charge of corporate business in Asia. Prior to that, he was Chairman and President of Citibank's asset based finance subsidiary, Citicorp Industrial Credit.
Mr. Martinsen is 63 years old.

     Lynn Siemers-Cross, a director of the Company, became President and Chief Operating Officer of the Company on April 14, 1997. Prior thereto, she was President of the Oak Hill Division of the Company, and had been President of the Oak Hill Division for more than five years. Ms. Siemers-Cross is 39 years old.

ITEM 11.    EXECUTIVE COMPENSATION

     The following table sets forth compensation paid for the fiscal years ended December 31, 1997, December 31, 1996, and December 2, 1995 to those persons who were, at December 31, 1997 (i) the chief executive officer and (ii) the other most highly compensated executive officers of the Company(collectively, the "Named Executive Officers"). The information in the following tables with respect to the number of shares of Common Stock underlying options, option exercise prices and the number of shares of Common Stock acquired upon the exercise of options has been retroactively restated to reflect the two-for-one stock split paid to all holders of Common Stock of record on December 4, 1995 (the "Stock Split").


                                        SUMMARY COMPENSATION TABLE

                                                                                                   LONG TERM
                                            ANNUAL COMPENSATION                                   COMPENSATION
                                                                                                     AWARDS
                                ----------------------------------------------------------------------------------------


                                                                                                  SECURITIES       ALL OTHER
NAME AND PRINCIPAL         FISCAL                                              RESTRICTED         UNDERLYING      COMPENSATION
POSITION                    YEAR           SALARY              BONUS          STOCK AWARDS       OPTIONS/SARS          (1)
------------------------------------------------------------------------------------------------------------------------

Harvey A. Appelle(2)(6)     1997      $    400,000            174,000           440,625            50,000             2,880
  Chairman of the Board     1996                 0
  and Chief Executive
  Officer                                                                                                             2,880

Harvey Horowitz(2)(5)       1997      $    405,000
  Vice President and        1996           124,444
  General Counsel

Stuart S. Levy(2)(3)        1997      $    361,667             25,000            14,650                              11,000
  Vice President -          1996            31,667
  Finance And Chief
  Financial Officer

Lynn Siemers-Cross(4)(7)    1997      $    500,000            212,500           440,625            50,000               660
  President and
  Chief Operating
  Officer


-----------------------

      (1) Represents insurance premiums paid by, or on behalf of, the Company during the covered fiscal year with respect to term life insurance for the benefit of the Named Executive Officer.

      (2) This individual became an executive officer of the Company in 1996.

      (3) On November 4, 1997, this individual's salary increased to $350,000 per annum.

      (4) This individual became an executive officer of the Company in 1997.

      (5) This individual resigned his office as vice president on February 28, 1998 and entered into a two-year consulting agreement with the Company

      (6)   Bonus paid in 69,600 shares of common stock.

      (7) Bonus paid as follows: $150,000 cash payment and 25,000 shares of common stock.

EMPLOYMENT AGREEMENTS

Harvey Appelle

     On June 12, 1997, Mr. Appelle entered into a three-year employment agreement with the Company to serve as its Chairman of the Board and Chief Executive Officer. The agreement provides for a base annual salary of $400,000 for the first two years of the term and of $500,000 for the third year of the term, as well as a discretionary performance bonus based on the achievement of goals to be set annually by the Compensation Committee of the Board, as well as certain insurance and other benefits.

     In addition, in connection with the execution of the employment agreement, the Compensation Committee granted to Mr. Appelle 150,000 restricted shares and options to purchase an aggregate of 150,000 additional shares at a price equal to the closing price of the Common Stock on the date of grant. The agreement further provides for an incentive cash bonus equal to the appreciation over five years of 50,000 shares of stock. The restricted shares, options and right to receive the incentive cash bonus will vest over the term of the agreement, subject to acceleration in the event of a change in control of the Company.

     The agreement provides that in the event Mr. Appelle's employment is terminated (except in certain limited circumstances) following a change in control of the Company, Mr. Appelle will have the right to receive severance benefits equal to three times the sum of the last annual salary inclusive of performance bonus (but not incentive bonus).

Lynn Siemers-Cross

     On June 12, 1997, Ms. Siemers-Cross entered into a four-year employment agreement with the Company to serve as its President and Chief Operating Officer. The agreement provides for a base annual salary of $500,000, a discretionary performance bonus based on the achievement of goals to be set annually by the Compensation Committee, but not less than $150,000 for Fiscal 1997, as well as certain insurance and other benefits.

     In addition, in connection with the execution of the employment agreement, the Compensation Committee granted to Ms. Siemers-Cross 150,000 restricted shares and options to purchase an aggregate of 150,000 additional shares at a price equal to the closing price of the Common Stock on the date of grant. The agreement further provides for an incentive cash bonus equal to the appreciation over five years of 50,000 shares of stock. The restricted shares, options and right to receive the incentive cash bonus will vest over the term of the agreement, subject to acceleration in the event of a change in control of the Company.

     The agreement provides that in the event Ms. Siemers-Cross' employment is terminated (except in certain limited circumstances) following a change in control of the Company, Ms. Siemers-Cross will have the right to receive severance benefits equal to three times the sum of the last annual salary inclusive of performance bonus (but not incentive bonus).

Harvey Horowitz

     On February 28, 1998, Mr. Horowitz entered into a two-year consulting agreement with the Company, which agreement superseded Mr. Horowitz's employment agreement with the Company dated September 5, 1996. Under the new agreement, Mr. Horowitz agrees to provide certain consulting services to the Company and its officers with respect to legal matters arising out of the business affairs of the Company. The new agreement provides for monthly payments to be made by the Company to Mr. Horowitz equal to $35,000 for March 1998, $30,000 per month thereafter for the balance of calendar year 1998, and $25,000 per month throughout calendar year 1999. Mr. Horowitz will continue to receive certain insurance and other benefits and the Company agrees to use its best efforts to cause Mr. Horowitz to be nominated for election as a member of its Board of Directors at the annual meeting of its shareholders to take place during calendar year 1998.

Stuart S. Levy

     On January 28, 1997, Mr. Levy entered into a two-year employment agreement with the Company to serve as Chief Financial Officer, Vice President-Finance and Assistant Secretary. The agreement provides for an annual salary of $350,000, an annual bonus based on the performance of Mr. Levy and the Company, as well as certain insurance and other benefits. The Agreement provides for a grant of 5,000 restricted shares of Common Stock, and options to purchase 100,000 shares of Common Stock at a price of $4.43 per share, vesting over three years. The Agreement provides for severance payments to be based on the current year's salary and the preceding year's bonus and to continue for the longer of the remaining term under the Agreement or six months after termination.

                           1997 STOCK OPTIONS GRANTS

     The Company strives to distribute stock option awards broadly throughout the organization. Stock option awards are based on the individual's position and contribution to the Company. The Company's long term performance ultimately determines compensation from stock options because stock option value is entirely dependent on the long term growth of the Company's common stock price.

     The following table sets forth certain information concerning options granted to the Chief Executive Officer and the Named Executive Officers during Fiscal 1997, including information concerning the potential realizable value of such options.



                                          OPTION GRANTS IN LAST FISCAL YEAR

                                                                                           Potential Realizable
                                                                                             Value at Assumed
                                                                                           Annual Rates of Stock
                                                                                          Price Appreciation for
                                               Individual Grants                              Option Term (1)
                              ----------------------------------------------------        -----------------------
                             Number of     % of Total #
                             Securities     of Options
                             Underlying     Granted to
                              Option        Employees       Exercise
                                                            Price (3)      Expiration
Name                            (#)            Year          ($/Sh)           Date           5%($)         10%($)
----                          -------        --------       ---------      ----------       -------        ------

Harvey A. Appelle             150,000         11.4%            2.9375        4/14/2007      277,107      702,243
Herbert L. Ash (2)             15,000          1.1%            3.9375        6/10/2007       37,144       94,130
Sheridan C. Biggs (2)          15,000          1.1%            3.9375        6/10/2007       37,144       94,130
Robert H. Cohen (2)            15,000          1.1%            3.9375        6/10/2007       37,144       94,130
James W. Crystal (2)           15,000          1.1%            3.9375        6/10/2007       37,144       94,130
Harvey Horowitz                25,000          1.9%            3.9375        6/10/2007       61,907      156,884
Daniel H. Levy (2)             15,000          1.1%            3.9375        6/10/2007       37,144       94,130
Stuart S. Levy                100,000          7.6%            4.4375        1/28/2007      279,072      707,223
Robert H. Martinsen (2)        15,000          1.1%            3.9375        6/10/2007       37,144       94,130
Lynn Siemers-Cross            150,000         11.4%            2.9375        4/14/2007      277,107      702,243


(1) The dollar amounts under these columns are the result of calculations at the 5% and 10% rates set by the SEC and, therefore, are not intended to forecast possible future appreciation, if any, of the Company's stock price.

(2) Represents options granted to Messrs. Ash, Biggs, Cohen, Crystal, Levy, and Martinsen as directors pursuant to the Company's 1994 Non-Employee Director Option Plan.

(3) All options were granted at an exercise price equal to the market value of the Company's common stock on the date of grant.

                                AGGREGATE OPTION

                       EXERCISES IN LAST FISCAL YEAR AND

                        FISCAL YEAR END OPTION VALUES(1)

                                                       Number of Securities                  Value of Unexercised
                                                      Underlying Unexercised                     In-The-Money
                           Shares                           Options at                            Options at
                          Acquired                        December 31, 1997                    December 31, 1997
                         on Exercise    Value     ----------------------------------       -------------------------
Name                         (#)      Realized      Exercisable      Unexercisable        Exercisable   Unexercisable
----                      ---------   --------      -----------      -------------        -----------   -------------
Harvey Appelle                0            0         22,500            150,000                   0             0
Herbert L. Ash                0            0         15,000                  0                   0             0
Sheridan C. Biggs             0            0         15,000                  0                   0             0
Robert H. Cohen               0            0         15,000                  0                   0             0
James W. Crystal              0            0         27,500                  0                   0             0
Harvey Horowitz               0            0         22,500             25,000                   0             0
Daniel H. Levy                0            0         15,000                  0                   0             0
Stuart S. Levy                0            0         33,333             66,667                   0             0
Robert H. Martinsen           0            0         15,000                  0                   0             0
Lynn Siemers-Cross            0            0              0            157,500                   0             0

--------------------

(1) All options were granted at an exercise price equal to market value of the common stock on the date of grant.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information, as of March 15, 1998, with respect to beneficial ownership of the Company's Common Stock by: (i) each of the Company's directors, (ii) each of the Company's Named Executive Officers, (iii) each person who is known by the Company beneficially to own more than 5% of the Company's Common Stock, and (iv) all directors and executive officers of the Company as a group. All information in the table below with respect to the Common Stock of the Company has been restated to reflect the two-for-one stock split paid to all holders of Common Stock of record on December 4, 1995.


          NAME AND ADDRESS                             COMMON STOCK
          OF BENEFICIAL OWNER                     BENEFICIALLY OWNED(1)        PERCENTAGE OWNED
          --------------------                    ---------------------        ----------------


          Schaenen Fox Capital                              859,350(2)                 5.7%
            Management LLC
          200 Park Avenue
          Suite 3900
          New York, NY  10166

          Putnam Investments, Inc.                        1,388,150(2)                 9.2%
          1 Post Office Square
          Boston, MA  02109

          Pioneering Management Corporation                 890,000(2)                 5.9%
          60 State Street
          Boston, MA  02109

          Harvey A. Appelle                                 427,100(3)                 2.8%
          Herbert L. Ash                                     15,500(4)                   *
          Sheridan C. Biggs                                  18,000(5)                   *
          Robert H. Cohen                                    20,000(6)                   *
          James W. Crystal                                   28,500(7)                   *
          Harvey Horowitz                                    50,000(8)                   *
          Daniel H. Levy                                     20,000(9)                   *
          Stuart S. Levy                                   105,000(10)                   *
          Robert H. Martinsen                               32,000(11)                   *
          Lynn Siemers-Cross                               327,200(12)                 2.2%

          All directors and officers as a group                974,700                 7.1%
          (11 persons)


 *        Less than 1%.

(1) Except as otherwise indicated, the information as to securities owned by directors, nominees and executive officers was furnished to the Company by such directors, nominees and executive officers.

(2)      Based on information contained in Schedule 13G filed with the Company.

(3) Includes 22,500 shares underlying stock options which have been granted to Harvey A. Appelle pursuant to the Company's 1994 Non-Employee Director Option Plan, which are currently exercisable. Also includes 150,000 shares issued pursuant to Mr. Appelle's employment agreement, which is summarized in this Form 10-K under the caption "Executive Compensation-Employment Agreements". Such options are currently not exercisable. Also includes 69,600 shares of stock issued as part of Fiscal 1997 compensation as described in this Form 10-K under the caption "Executive Compensation" Footnote (6).

(4) Includes 15,000 shares underlying options which have been granted to Herbert L. Ash pursuant to the Company's 1994 Non-Employee Director Option Plan. Such options are currently exercisable.

(5) Includes 15,000 shares underlying options which have been granted to Sheridan C. Biggs pursuant to the Company's 1994 Non-Employee Director Option Plan. Such options are currently exercisable.

(6) Includes 15,000 shares underlying options which have been granted to Robert H. Cohen pursuant to the Company's 1994 Non-Employee Director Option Plan. Such options are currently exercisable.

(7) Includes 27,500 shares underlying stock options which have been granted to James W. Crystal pursuant to the Company's 1994 Non-Employee Director Option Plan. Such options are currently exercisable.

(8) Includes 22,500 shares underlying stock options which have been granted to Harvey Horowitz pursuant to the Company's 1994 Non-Employee Director Option Plan. Such options are currently exercisable.

(9) Includes 15,000 shares underlying options which have been granted to Daniel H. Levy pursuant to the Company's 1994 Non-Employee Director Option Plan. Such options are currently exercisable.

(10) Shares issued pursuant to Mr. Levy's employment agreement of January 28, 1997, which is summarized in this Form 10-K under the caption "Executive Compensation-Employment Agreements". Currently one-third of such options are exercisable.

(11) Includes 15,000 shares underlying options which have been granted to Robert H. Martinsen pursuant to the Company's 1994 Non-Employee Director Option Plan. Such options are currently exercisable.

(12) Includes 7,500 shares granted on April 19, 1996 to Lynn Siemers-Cross pursuant to the Company's 1992 Stock Option Plan and 150,000 shares issued pursuant to Ms. Siemers-Cross' employment agreement which is summarized in this Form 10-K under the caption "Executive Compensation-Employment Agreements". Such options are currently not exercisable. Also includes 25,000 shares of stock issued as part of Fiscal 1997 compensation as described in this Form 10-K under the caption "Executive Compensation" footnote (7).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Mr. Crystal is Chairman and President of Frank Crystal & Co., Inc., which provides insurance brokerage services to the Company. Frank Crystal & Co., Inc. received approximately $186,000 in commissions during 1997 for services rendered to the Company.

     Herbert L. Ash, Esq., partner Hahn & Hessen, LLP provided certain legal services to the Company. Hahn & Hessen, LLP received approximately $13,000 in 1997 for legal services rendered to the Company.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) The following documents are filed as part of this report:

         1.       The following financial statements:

                  Independent Auditors' Report

                  Consolidated Balance Sheets at December 31, 1997 and December 31, 1996

                  Consolidated Statements of Income for the Fiscal Years ended December 31, 1997, December 31, 1996 and December 2, 1995

                  Consolidated Statements of Stockholders' Equity for the Fiscal Years ended December 31, 1997, December 31, 1996, and December 2, 1995

                  Consolidated Statements of Cash Flows for the Fiscal Years ended December 31, 1997, December 31, 1996 and December 2, 1995

                  Notes to Consolidated Financial Statements

         2.       Financial Statement Schedule

                  Valuation and Qualifying Accounts

         3. The Exhibits, which are listed on the Exhibit Index attached hereto.

(b)  Reports on Form 8-K

     The Company filed no reports on Form 8-K during the last quarter of Fiscal 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 31, 1998

                                      DONNKENNY, INC.

                                      By: /s/ Harvey A. Appelle
                                         --------------------------------------
                                         Harvey A. Appelle, Chairman of the
                                         Board of Directors and Chief Executive
                                         Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Dated:  March 31, 1998                /s/ Harvey A. Appelle
                                      _________________________________________
                                      Harvey A. Appelle, Chairman of the Board
                                      of Directors and Chief Executive Officer
                                      (Principal Executive Officer)

Dated:  March 31, 1998                /s/ Herbert L. Ash
                                      _________________________________________
                                      Herbert L. Ash, Director


Dated:  March 31, 1998                /s/ Sheridan C. Biggs
                                      _________________________________________
                                      Sheridan C. Biggs, Director


Dated:  March 31, 1998                /s/ Robert H. Cohen
                                      _________________________________________
                                      Robert H. Cohen, Director


Dated:  March 31, 1998                /s/ James W. Crystal
                                      _________________________________________
                                      James W. Crystal, Director


Dated:  March 31, 1998                /s/ Harvey Horowitz
                                      _________________________________________
                                      Harvey Horowitz, Director


Dated:  March 31, 1998                /s/ Daniel H. Levy
                                      _________________________________________
                                      Daniel H. Levy, Director

Dated:  March 31, 1998                /s/ Stuart S. Levy
                                      _________________________________________
                                      Stuart S. Levy, Chief Financial Officer,
                                      Vice President-Finance and Assistant
                                      Secretary (Principal Financial and
                                      Accounting Officer)

Dated:  March 31, 1998                /s/ Robert H. Martinsen
                                      _________________________________________
                                      Robert H. Martinsen, Director


Dated:  March 31, 1998                /s/ Lynn Siemers-Cross
                                      _________________________________________
                                      Lynn Siemers-Cross, President and Chief
                                      Operating Officer

EXHIBIT INDEX


Exhibit                                       Description                                   Sequentially
No.                                           of Exhibit                                    Numbered Page
------                                        -----------                                   -------------

3.1        Amended and  Restated  Certificate  of  Incorporation  of  Donnkenny,
           Inc., dated May 15, 1992.1

3.3        Certificate of Ownership and Merger of DHC Holding  Corporation  into
           Donnkenny, Inc.1

3.4        Certificate of Amendment to the Amended and Restated
           Certificate of Incorporation of Donnkenny, Inc., dated May 18,
           1993.2


3.5        By-laws of Donnkenny, Inc., dated May 18, 1993.2

4.1        Specimen form of Common Stock Certificate.4

10.12      Amended and Restated Donnkenny, Inc. 1992 Stock Option Plan.9

10.13      Form of Indemnification Agreement with Directors and Executive
           Officers.2

10.14      Donnkenny, Inc. Employees Savings 401(k) Plan.1

10.22      Employment Agreement between Richard Rubin and the Company, dated
           September 23, 1992.3

10.23 Lease Purchase Agreement among The Industrial Development Authority of Dickenson County, Virginia, Donnkenny, Inc. and the County of
           Dickenson, Virginia, dated July 31, 1989.3


10.24      Loan Agreement between The Industrial Development Authority of
           Dickenson County, Virginia and Donnkenny Apparel, Inc., dated as of
           June 8, 1992.3


10.25 Credit Agreement among Donnkenny Apparel, Inc. the Lenders Named therein and Chemical Bank, as Agent, dated February 2, 1995.5


10.26      Satisfaction and Termination Agreement among Donnkenny, Inc.,
           Donnkenny Apparel, Inc., The Prudential Insurance Company of
           America, Pruco Life Insurance Company, and Prudential Reinsurance
           Company, dated February 2, 1995.5


10.27      Release of Security Interest-Marks among Donnkenny, Inc., Donnkenny
           Apparel, Inc., The Prudential Insurance Company of America, Pruco
           Life Insurance Company and Prudential Reinsurance Company, dated
           February 2, 1995.5


10.28      Asset Purchase Agreement between Oak Hill Sportswear Corporation and
           Donnkenny Apparel, Inc., dated as of May 23, 1995,5 together with
           Amendment No. 1 thereto, dated as of June 26, 1995.8

10.29      Stock Purchase Agreement among Donnkenny Apparel, Inc.


             and all of the Shareholders of Beldoch Industries Corporation, dated June 5, 1995.6

10.30        Credit Agreement among Donnkenny Apparel, Inc., Beldoch Industries
             Corporation, the Guarantors Named therein, the Lenders Named therein and Chemical Bank, as Agent, dated June 5, 1995.7

10.31        Employment Agreement between Richard Rubin and the Company, dated
             November 30, 1995.9

10.32        Donnkenny, Inc. 1994 Stock Option Plan for Non-Employee Directors.9

10.33        Donnkenny, Inc. 1996 Restricted Stock Plan.12

10.34        Stock Purchase Agreement between Donnkenny Apparel, Inc. and Mel
             Weiss, dated as of September 3, 1996.10

10.35        Employment Agreement between Harvey Horowitz and the Company, dated
             September 5, 1996.13

10.36        Settlement Agreement between Richard Rubin and the Company, dated
             December 18, 1996.11

10.37        Rescission Agreement between Donnkenny Apparel, Inc. and the
             Company, dated December 18, 1996.13

10.38        Employment Agreement between Stuart S. Levy and the Company, dated
             January 28, 1997.13

10.39        Seventh Amendment, Waiver and Release Agreement, dated as of January
             31, 1997, to the Credit Agreement, dated as of June 5, 1995 among the Company, the Lenders Named Therein, the Guarantors Named Therein and the Chase Manhattan Bank.15

10.40        Eighth Amendment Agreement, dated as of April 28, 1997, to the
             Credit Agreement, dated as of June 5, 1995 among the Company, the Lenders Named Therein, the Guarantors Named Therein and the Chase
             Manhattan Bank.16


10.41 Employment Agreement between Harvey A. Appelle and the Company, dated April 14, 1997.14

10.42 Employment Agreement between Lynn Siemers-Cross and the Company, dated April 14, 1997.14

10.43        Consultant Agreement between Harvey Horowitz and the Company, dated
             February 28, 1998.

10.44        Eighth Amendment Waiver dated as of June 5, 1995 to the Credit
             Agreement, dated as of April 28, 1997 among the Company, the Lenders Named Therein and the Chase Manhattan Bank.

10.45        Tenth Amendment Agreement, dated as of March 31, 1998 to the Credit
             Agreement, dated as of June 5, 1995 among the Company, the Lenders
             Named Therein, The Guarantors Named Therein and the Chase Manhattan
             Bank.

21           Subsidiaries of the Company




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

     10 Incorporated herein by reference to the Company's Report on Form 8-K, as filed with the Commission on September 21, 1996.

     11 Incorporated herein by reference to the Company's Report on Form 8-K, as filed with the Commission on December 19, 1996.

     12 Incorporated herein by reference to the Company's 1996 Proxy Statement, filed March 22, 1996.

     13 Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

     14 Incorporated herein by reference to the Company's Report on Form 10-Q, filed with the Commission on August 6, 1997.

     15 Incorporated herein by reference to the Company's Report on Form 8-K, as filed with the Commission on February 20, 1997.

     16 Incorporated herein by reference to the Company's Report on Form 10-Q, filed with the Commission on May 16, 1997.

                                   EXHIBIT 21

                          SUBSIDIARIES OF THE COMPANY


Subsidiary                                      Jurisdiction of Incorporation
----------                                      -----------------------------


Christiansburg Garment Company                  Delaware


Donnkenny Apparel, Inc.                         Delaware


Beldoch Industries Corporation                  Delaware


MegaKnits, Inc.                                 New York

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Donnkenny, Inc.

     We have audited the accompanying consolidated balance sheets of Donnkenny, Inc. and subsidiaries as of December 31, 1997 and December 31, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the fiscal years in the three year period ended December 31, 1997. Our audits also included the financial statements schedule listed in the Index at item 14(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects the financial position of Donnkenny, Inc. at December 31, 1997 and December 31, 1996, and the results of their operations and cash flows for each of the fiscal years in the three year period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statements schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Deloitte & Touche LLP
New York, New York
March 20, 1998
(March 31, 1998 as to Note 8)

                       DONNKENNY, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                  DECEMBER 31, DECEMBER 31,
                                                                     1997         1996
                                                                  ------------ ------------
ASSETS
CURRENT ASSETS:
   Cash ........................................................   $    257   $  3,998
   Accounts Receivable, net of allowances of $720 and
     $2,240                                                          24,453     29,721
   Recoverable income taxes ....................................      1,181      8,625
   Inventories .................................................     27,248     46,793
   Deferred tax assets .........................................      5,109      4,439
   Prepaid expenses and other current assets ...................      2,146      1,633
                                                                   --------   --------
      Total current assets .....................................     60,394     95,209
PROPERTY, PLANT AND EQUIPMENT, NET .............................      9,620     11,774
INTANGIBLE ASSETS ..............................................     32,446     32,450
                                                                   --------   --------

TOTAL ..........................................................   $102,460   $139,433
                                                                   ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of long-term debt ...........................   $  5,000   $ 50,761
   Accounts payable ............................................      9,320     19,476
   Accrued expenses and other current liabilities ..............      7,720      8,055
                                                                   --------   --------
       Total current liabilities ...............................     22,040     78,292
                                                                   --------   --------
LONG-TERM DEBT .................................................     22,048
DEFERRED TAX LIABILITIES .......................................      5,286      5,863

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock $.01 par value; authorized 500 shares, issued none
   Common stock, $.01 par value; authorized 20,000
      shares, issued and outstanding 14,075 and 14,045 shares ..        141        140
   Additional paid-in capital ..................................     47,360     46,344
   Retained earnings ...........................................      5,585      8,794
                                                                   --------   --------
      Total stockholders' equity ...............................     53,086     55,278
                                                                   --------   --------

TOTAL ..........................................................   $102,460   $139,433
                                                                   ========   ========


         See accompanying notes to consolidated financial statements.

                       DONNKENNY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)




                                                                                 YEAR ENDED          YEAR ENDED        YEAR ENDED
                                                                                 DECEMBER 31,        DECEMBER 31,     DECEMBER 2,
                                                                                     1997                1996             1995
                                                                                ------------        ------------     ------------
NET SALES ...............................................................       $    245,963        $    255,179     $    193,306
COST OF SALES ...........................................................            196,633             202,580          142,128
                                                                                ------------        ------------     ------------

       Gross Profit .....................................................             49,330              52,599           51,178

OPERATING EXPENSES:
    Selling, general and administrative expenses ........................             45,867              57,603           34,000
    Amortization of goodwill and other related
       acquisition costs ................................................              1,204               1,449              985
    Restructuring charge ................................................              1,723                                2,815
                                                                                ------------        ------------     ------------
       Operating income (loss) ..........................................                536              (6,453)          13,378


OTHER EXPENSE:
    Interest expense (net of interest income of $500 in 1997) ...........              4,955               5,154            4,135
                                                                                ------------        ------------     ------------

       (Loss) income before income taxes ................................             (4,419)            (11,607)           9,243

INCOME TAX (BENEFIT) PROVISION ..........................................             (1,210)             (3,319)           3,996
                                                                                ------------        ------------     ------------


NET (LOSS) INCOME .......................................................       $     (3,209)       $     (8,288)    $      5,247
                                                                                ============        ============     ============


    Basic (loss) income per common share ................................       $      (0.23)       $      (0.59)    $       0.38
                                                                                ============        ============     ============

    Shares used in the calculation of
    basic (loss) income per common share ................................         14,070,000          14,012,000       13,910,000
                                                                                ============        ============     ============


         See accompanying notes to consolidated financial statements.

                       DONKENNY, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (IN THOUSANDS)



                                                                                       ADDITIONAL                        TOTAL
                                                          PREFERRED        COMMON        PAID-IN         RETAINED    STOCKHOLDERS'
                                                            STOCK           STOCK        CAPITAL         EARNINGS       EQUITY
                                                          ---------        ------      ----------        --------    -------------
BALANCE, DECEMBER 3, 1994 ........................         $               $    137      $ 43,585        $ 14,104      $ 57,826
    Exercise of stock options ....................                                2         2,159                         2,161

    Net income ...................................                                                          5,247         5,247
                                                          --------         --------      --------        --------      --------

BALANCE, DECEMBER 2, 1995 ........................                              139        45,744          19,351        65,234

    Net loss - December 3, 1995 to
       December 31, 1995 (Note 2) ................                                                         (2,269)       (2,269)

    Exercise of stock options ....................                                1           600                           601

    Net loss - year ended December
       31, 1996 ..................................                                                         (8,288)       (8,288)
                                                          --------         --------      --------        --------      --------

BALANCE, DECEMBER 31, 1996 .......................                              140        46,344           8,794        55,278

    Issuance of Common Stock......................                                1           116                           117

    Tax benefit attributable to the exercise of
     stock options................................                                            900                           900

    Net loss..................................                                                             (3,209)       (3,209)
                                                          --------         --------      --------        --------      --------

BALANCE, DECEMBER 31, 1997 .......................         $               $    141      $ 47,360        $  5,585      $ 53,086
                                                          ========         ========      ========        ========      ========


         See accompanying notes to consolidated financial statements.

                       DONNKENNY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)


                                                                                      YEAR ENDED      YEAR ENDED     YEAR ENDED
                                                                                      DECEMBER 31,    DECEMBER 31,   DECEMBER 2,
                                                                                          1997            1996           1995
                                                                                     --------------  -------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss) income ........................................................         $ (3,209)       $ (8,288)      $  5,247
    Adjustments to reconcile net cash
      provided by (used in) operating activities:
      Deferred income taxes ..................................................           (1,247)         (2,449)         1,279
      Depreciation and amortization of fixed assets ..........................            1,770           1,911          1,889
      Amortization of inventory step up ......................................                                           1,905
      Amortization of intangibles and other assets ...........................            1,204           1,449            985
      Write down of fixed assets .............................................              260
      Provision for losses on accounts receivable ............................              282             231          1,065
    Changes in assets and liabilities, net of the effects
      of acquisitions and disposals:
      Decrease (increase) in accounts receivable .............................            4,986             876         (9,601)
      Decrease (increase) in recoverable income taxes ........................            7,444            (127)        (4,613)
      Decrease in inventories ................................................           19,545           3,458          2,138
      (Increase) decrease in prepaid expenses and
         other current assets ................................................             (513)          1,378            289
      (Decrease) increase in accounts payable ................................          (10,156)          8,116         (6,286)
      (Decrease) increase in accrued expenses and
         other current liabilities ...........................................             (335)           (796)         3,012
                                                                                       --------        --------       --------

         Net cash provided by (used in) operating
         activities ..........................................................           20,031           5,759         (2,691)
                                                                                       --------        --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of fixed assets .................................................             (516)         (1,016)          (962)
    Proceeds from sale of fixed assets .......................................              640
    Increase in intangibles ..................................................           (1,200)
    Acquisitions, net of cash acquired .......................................                                         (29,715)
                                                                                       --------        --------       --------

         Net cash used in investing activities ...............................           (1,076)         (1,016)       (30,677)
                                                                                       --------        --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of long-term debt ..............................................          (12,253)         (7,100)       (13,711)
    Proceeds of long-term debt ...............................................                                          25,000
    Net (repayments) borrowings under revolving credit line ..................          (11,460)            290         21,000
    Proceeds from exercise of stock options ..................................                              600          2,161
    Issuance of common stock..................................................              117
    Tax benefit attributable to exercise of stock options.....................              900
                                                                                       --------        --------       --------
         Net cash (used in) provided by financing
         activities ..........................................................          (22,696)         (6,210)        34,450
                                                                                       --------        --------       --------

NET (DECREASE) INCREASE IN CASH ..............................................           (3,741)         (1,467)         1,082
CASH, AT BEGINNING OF PERIOD .................................................            3,998           5,465          1,606
                                                                                       --------        --------       --------

CASH, AT END OF PERIOD .......................................................         $    257        $  3,998       $  2,688
                                                                                       ========        ========       ========


         See accompanying notes to consolidated financial statements.

                       DONNKENNY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         YEARS ENDED DECEMBER 2, 1995,
                    DECEMBER 31, 1996 AND DECEMBER 31, 1997
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       NATURE OF BUSINESS -- The Company designs, manufactures, imports and markets a broad line of moderately priced women's sportswear and sleepwear. In addition, the Company manufactures, imports and markets men's, women's and children's sportswear and intimate apparel featuring various licensed cartoon character images. The Company's products are primarily sold throughout the United States by department stores, specialty stores, and chain stores.

       PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements include the accounts of Donnkenny, Inc. and its wholly owned subsidiaries (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

       CHANGE IN YEAR END -- In September 1996, the Company adopted December 31 as its fiscal year end. Prior to 1996, the Company's fiscal year ended on the first Saturday in the month of December. Summarized statement of operations and cash flow data for the transition period from December 3, 1995 through December 31, 1995 (the "Transition Period") is included herein (See Note 2).

       INVENTORIES -- Inventories are stated at the lower of cost or market using the first-in, first-out method (FIFO) (see Note 4).

       PROPERTY, PLANT AND EQUIPMENT -- Property, plant and equipment are recorded at cost. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the assets or, where applicable, the term of the lease, if shorter (see Note 5).

         Estimated useful lives are as follows:

         Buildings                     9 to 38 years
         Machinery and equipment       3 to 10 years
         Furniture and fixtures        7 to 10 years
         Leasehold improvements        7 to 10 years (or lease term if shorter)

     INTANGIBLE ASSETS -- Goodwill, which represents the excess purchase price over fair value of net assets acquired relates to the acquisition of the Company in 1989 following a change in control, and the sportswear divisions of Oak Hill Sportswear Corporation ("Oak Hill") and Beldoch Industries Corp. ("Beldoch") in 1995. Goodwill is amortized on a straight-line basis over the expected periods to be benefited, ranging from 20 to 40 years.

     Also included in intangible assets are organizational expenses and costs related to licenses acquired by the Company, which are being amortized using the straight-line method over periods of 5 to 20 years, respectively
(see Note 6).

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

     The Company assesses the recoverability of goodwill by determining whether the amortization of goodwill over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operations or assets. If the estimated cash flows are less than the carrying value, an impairment loss is charged to operations based on the difference between the carrying amount and the estimated discounted cash flows.

     INCOME TAXES -- The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", which is an asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. SFAS No. 109 requires that deferred tax assets are to be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized (see Note 9).

     STOCK SPLIT -- On November 17, 1995, the Board of Directors authorized a two-for-one stock split that was paid to all holders of record on December 4, 1995. All references in the accompanying consolidated financial statements to number of shares, per share amounts, and prices of the Company's common stock for periods prior to December 4, 1995 have been restated to reflect the stock split.

     FAIR VALUE OF FINANCIAL INSTRUMENTS -- The carrying amount of significant financial instruments, which includes accounts receivable, accounts payable and accrued expenses, all approximated fair value as of December 31, 1997 and December 31, 1996 due to their short-term maturities. Long-term debt approximates fair value due to its variable interest rate.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" which is effective for periods beginning after December 15, 1997. SFAS No. 131 requires that public companies report certain information about operating segments in their annual financial statements and in condensed financial statements of interim periods issued to shareholders. This statement also requires that public companies report certain information about their products and services, the geographic areas in which they operate, and their major customers. The Company is currently reviewing the impact of this statement on its current level of disclosure.

     In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" which is effective for fiscal years beginning after December 15, 1997. SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. This statement standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures. The Company is currently reviewing the impact of this statement on its current level of disclosure.

2.    TRANSITION PERIOD

     The following information represents the condensed consolidated income statement and cash flow information for the transition period from December 3, 1995 to December 31, 1995:

INCOME STATEMENT DATA

Net sales .........................   $ 6,838
Gross profit ......................       915
Operating expenses ................     4,339
Operating loss ....................    (3,424)
Other expense .....................      (422)
Net loss before income tax benefit     (3,846)
Net loss ..........................    (2,269)
CASH FLOW DATA
Cash flow from operating activities   $ 7,827
Cash flow from investing activities       (11)
Cash flow from financing activities    (5,039)
Net increase in cash ..............     2,777
Cash at beginning of period .......     2,688
Cash at end of period .............     5,465


3.    ACQUISITIONS

     In June 1995, the Company acquired all of the issued and outstanding shares of Beldoch for $13,000 in cash and a $2,000 note payable due within one year of the closing date, bearing interest at 6%. The transaction was financed with long-term borrowings (see Note 8). The Company is obligated to pay the former owners additional consideration if certain financial results are achieved through 1998. In 1997, the Company paid $1,200, which was recorded as goodwill, and is being amortized over the remainder of the 20 year period subsequent to the acquisition.

     In July 1995, the Company completed the purchase of certain assets of Oak Hill for $14,600, financed by additional borrowings under the Company's revolving credit line. The excess of the purchase price over the fair market value of net assets acquired was recorded as goodwill and is being amortized over 20 years.

     The operating results of each acquisition are included in the Company's consolidated results of operations from the respective date of acquisition. The following unaudited pro forma information assumes the acquisitions of Beldoch and Oak Hill were completed as of the beginning of 1995. These results have been presented for comparative purposes only and do not purport to be indicative of results that would have occurred if the acquisitions had been made at the beginning of 1995, or results that may occur in the future.

                                                                        1995
                                                                      --------
Net sales .............................................               $248,698
Operating income ......................................                  8,666
Net income ............................................                    384
Basic earnings per share ..............................                   0.03


4.    INVENTORIES

     Inventories consist of the following at December 31, 1997 and December 31, 1996:

                                                     1997                1996
                                                    -------            -------
Raw materials ..........................            $ 4,209            $12,081
Work in process ........................              5,584              4,808
Finished goods .........................             17,455             29,904
                                                    =======            =======
                                                    $27,248            $46,793
                                                    =======            =======

     If the first-in, first-out method of inventory valuation had been used at December 31, 1996, rather than the last-in, first-out method for certain divisions, inventories would have been approximately $404 higher than reported.

5.    PROPERTY, PLANT AND EQUIPMENT

     Property, plant, and equipment consist of the following at December 31, 1997 and December 31, 1996:

                                                         1997           1996
                                                        -------        -------
Land and land improvements .....................        $   740        $   747
Buildings and improvements .....................          8,476          8,691
Machinery and equipment ........................          7,162          8,787
Furniture and fixtures .........................          1,693          1,342
                                                        -------        -------
                                                         18,071         19,567
Less accumulated depreciation and

   Amortization ................................          8,451          7,793
                                                        =======        =======
                                                        $ 9,620        $11,774
                                                        =======        =======

6.    INTANGIBLE ASSETS

     Intangible assets consist of the following at December 31, 1997 and December 31, 1996:

                                                         1997            1996
                                                       -------         -------
Goodwill                                               $33,485         $32,059
Licenses                                                 6,325           6,550
                                                       -------         -------
                                                        39,810          38,609
Less accumulated amortization                            7,364           6,159
                                                       =======         =======
                                                       $32,446         $32,450
                                                       =======         =======


7.    ACCRUED EXPENSES AND OTHER LIABILITIES

     Accrued expenses and other current liabilities consist of the following at December 31, 1997 and December 31, 1996:

                                                        1997             1996
                                                       ------           ------
Accrued Salaries, Benefits and Bonus                   $2,565           $3,127
Accrued Restructuring Expenses                          1,503                0
Other Accrued Expenses                                  3,652            4,928
                                                       ======           ======
Total Accrued Expenses                                 $7,720            8,055
                                                       ======           ======


8.    LONG-TERM DEBT

     Long-term debt consists of the following at December 31, 1997 and December 31, 1996:

                                                         1997            1996
                                                       -------         -------
Revolving Credit Borrowings (a)                        $21,540         $33,000
Senior Term Loan (b)                                     5,508          17,500
Other                                                       --             261
                                                       -------         -------
                                                        27,048          50,761
Less current maturities                                  5,000          50,761
                                                       =======         =======
                                                       $22,048         $    --
                                                       =======         =======

     On April 30, 1997 the Company entered into an amended Credit Facility (the "Credit Facility") to, among other things, include the Company's operating subsidiaries Donnkenny Apparel, Inc., Megaknits Inc. and Beldoch Industries Corporation, as borrowers. The Credit Facility consists of a Term Loan, a Revolving Credit Agreement, and a Factoring Agreement. The purpose of the Credit Facility is to continue to finance increased working capital needs of the Company following the 1995 Beldoch and Oak Hill acquisitions and for general working capital purposes including the issuance of letters of credit. The Credit Facility will expire on March 31, 1999. Under the Credit Facility,

The Chase Manhattan Bank serves as agent (and holds a 35% interest), the CIT Group/Commercial Services Inc. ("CIT") serves as collateral agent (and holds a 15% interest), and each of Fleet Bank, N.A. and the Bank of New York are co-lenders (each holding a 25% interest).

(a)  As of December 31, 1997, borrowings under the Revolving Credit
     Agreement amounts to $21.5 million. The total amount available under the Revolving Credit Agreement is $85 million subject to an asset based borrowing formula, with sublimits of $70 million for direct borrowings and $35 million for letters of credit. The interest rate is equal to the prime rate (8.5% at December 31, 1997) plus 1 1/2% per annum. Outstanding borrowings under the Revolving Credit Agreement in excess of an allowable overadvance bear interest at the prime rate plus 3 1/2%. The Revolving Credit Agreement also requires the Company to pay certain letter of credit fees and unused commitment fees. Advances and letters of credit are limited to (i) up to 85% of eligible accounts receivable plus (ii) up to 60% of eligible inventory, plus (iii) an allowable overadvance.

(b) As of December 31, 1997, the balance of the Term Loan is $5.5 million. The interest rate is equal to the prime rate (8.5% at December 31, 1997) plus 1 1/2% per annum and the amortization schedule calls for quarterly payments of approximately $1.3 million. The balloon payment, which is due on March 31, 1999 has been reduced from $7.5 million to $0.5 million primarily from the proceeds of tax refunds received by the Company in 1997. An excess cash flow recapture is payable annually within 15 days after receipt of the Company's audited fiscal year-end financial statements. The default interest rate, if applicable, is equal to 2% above the otherwise applicable rate. The Term Loan does not carry any prepayment penalty.

     In April, 1997, the Company also entered into a Factoring Agreement with CIT. The Factoring Agreement provides for a factoring commission equal to 0.45% of the gross amount of sales, plus certain customary surcharges. An additional fee of 0.20% was paid upon the conversion to a factored receivable arrangement.

     Collateral for the Credit Facility includes a first priority lien on all accounts receivable, machinery, equipment, trademarks, intangibles and inventory, a first mortgage on all real property and a pledge of the Company's stock interest in the Company's operating subsidiaries, Donnkenny Apparel, Inc., Beldoch Industries Corporation, and Megaknits, Inc.

     The Credit Facility contains numerous financial and operational covenants, including limitations on additional indebtedness, liens, dividends, stock repurchases and capital expenditures. In addition, the Company is required to maintain specified levels of tangible net worth and comply with a maximum cumulative net loss test.

     At December 31, 1997, the Company was not in compliance with the covenant related to the maximum cumulative net loss test. On March 31, 1998, The Chase Manhattan Bank, as agent, issued a waiver for the violation of this covenant.

     Additionally, on March 31, 1998, the Credit Facility was amended to provide for a sublimit for direct borrowings of $60 million; a letter of credit line of $35 million; and required seasonal overadvances as requested by the Company. Any tax refunds received applicable to 1997 and prior years and proceeds from the sale of fixed assets are to be applied to reduce the balloon payment on the Term Loan.

9.    INCOME TAXES

     Income tax expense (benefit) for 1997, 1996 and 1995 is comprised of the following:

                                          1997            1996           1995
                                        -------         -------         ------
Current:

    Federal ....................        $(1,537)        $(1,462)        $2,241
                                                                        ------
    State and local ............             35             592            476
                                                                        ------
Deferred .......................            292          (2,449)         1,279
                                        -------         -------         ------
                                        $(1,210)        $(3,319)        $3,996
                                        =======         =======         ======

     A reconciliation of the statutory Federal tax rate and the effective rate follows:

                                                      1997      1996     1995
                                                      ----      ----     ----
Federal statutory tax rate .......................     (34)%     (35)%     35%
                                                                           --
State and local taxes, net of Federal income
 tax benefit......................................      (3)       (2)       4
Losses providing no state and local tax
 benefit..........................................       4         4
Amortization of nondeductible goodwill ...........       5         3        3
                                                                           --
Other ............................................       1         1        1
                                                       ---       ---       --
                                                       (27)%     (29)%     43%
                                                       ===       ===       ==

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

                                                            DECEMBER 31, DECEMBER 31,
                                                               1997         1996
                                                             -------      -------
Deferred tax assets:

Accounts receivable allowances ............................  $   470      $   662
 Inventory valuation ......................................    1,991        2,356
Accrued expenses ..........................................    1,546          584
Restructuring charges .....................................       --          448
State operating loss carryforwards ........................      614          634
Federal operating loss carryforwards ......................      822
Other .....................................................      131          182
                                                             -------      -------
Total gross deferred tax assets ...........................    5,574        4,866
Less valuation allowance ..................................     (465)        (427)
                                                             -------      -------
 Total net deferred tax assets ............................    5,109        4,439
                                                             -------      -------

Deferred tax liabilities:
Property, plant and equipment .............................   (1,958)      (2,294)
Intangibles ...............................................   (3,328)      (3,569)
                                                             -------      -------
Total gross deferred tax liabilities ......................   (5,286)      (5,863)
                                                             -------      -------
Net deferred tax liability ................................  $  (177)     $(1,424)
                                                             =======      =======

As of December 31, 1997 and December 31, 1996, the Company had deferred tax assets attributable to accounts receivable allowances, inventory valuation reserves, accrued expenses and other items. The Company considers these deferred tax assets to be fully realizable at the Federal tax level based upon the Company's anticipated future earnings and because many of these items are expected to reverse within the next twelve months. As of December 31, 1997 and December 31, 1996, the Company recorded a valuation allowance for a portion of its state net operating loss carryforwards.

As of December 31, 1997, the following Federal and state net operating loss carryforwards were available:
                                         Net Operating Losses
                                         --------------------
              Expiration Dates           Federal        State
              -----------------------------------------------
              2003                       $1,676        $    -
              2011                            -         6,070
              2012                          742         5,550

During the fourth quarter of the fiscal year ended December 31, 1997, the Company recorded interest income of $500 related to prior year carry-back claims.

10.   COMMITMENTS AND CONTINGENCIES

     a. In November 1996, ten designated class action lawsuits were commenced against the Company and certain former officers in the United States District Court for the Southern District of New York. The complaints in these actions allege various violations of the federal securities laws and seek an unspecified amount of monetary damages and other monetary relief. These actions have now been consolidated pursuant to court order and the plaintiffs filed a consolidated amended complaint. The Company is not presently in a position to determine the ultimate outcome of these legal proceedings or their impact on the financial condition of the Company.

          In September 1996, the Securities and Exchange Commission ("SEC") obtained an order directing a private investigation of the Company in connection with, among other things, the alleged overstatement of revenues and expenses for certain reporting periods. The Company is continuing to cooperate with the SEC's ongoing investigation which became a formal investigation in the latter part of 1996.

     b. In connection with contingent liabilities arising from the alleged inaccuracies in the Company's reporting of revenues and expenses for certain reporting periods, the Company has agreed to deposit $5,000 over a three year period to help defray claims, if any.

     c. Rental expense for operating leases for the fiscal years ended December 31, 1997, December 31,1996 and December 2, 1995 approximated $4,505, $5,207, and $2,996, respectively. Minimum future rental payments as of December 31, 1997 for operating leases with initial noncancelable lease terms in excess of one year, are as follows:

                               YEAR
                              ENDING
                            DECEMBER 31,      AMOUNT
                            ------------      ------
                            1998 ..........  $ 3,683
                            1999 ..........    3,309
                            2000 ..........    2,445
                            2001 ..........    1,998
                            2002 ..........    1,851

                            Thereafter ....    8,640
                                             -------
                                             $21,926

     d. At December 31, 1997, the Company was contingently liable on outstanding letters of credit issued amounting to $20,917.

11.   EMPLOYEE BENEFIT PLAN

     The Company sponsors an Employees' Savings 401(k) Plan (the "Plan") covering substantially all of its employees. Contributions to the Plan are made by the Company at the discretion of the Board of Directors. The Company did not make contributions to the Plan in 1997, 1996, and 1995, except for the payment of administrative costs.



12.   EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share, for the years ended December 31, 1997, December 31, 1996 and December 2, 1995:

                                                1997         1996         1995
Number of shares on which basic earnings        ----         ----         ----
  per share is calculated:

  Average outstanding during the period         14,070       14,012      13,910
  Add-incremental shares under stock
    compensation plans                               0            0          76
                                              --------     --------     -------
  Number of shares on which diluted
    earnings per share is calculated            14,070       14,012      13,986
                                              ========     ========     =======
  Net (loss) income                           $ (3,209)    $ (8,288)    $ 5,247
                                              ========     ========     =======
  Basic (loss) income per share               $  (0.23)    $  (0.59)    $  0.38
                                              ========     ========     =======
  Diluted (loss) income per share             $  (0.23)    $  (0.59)    $  0.38
                                              ========     ========     =======

Stock options to purchase 311,500 shares in the year ended December 2, 1995, were outstanding, but not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares, and therefore, the effect would be antidilutive. In the years ended December 31, 1997 and 1996, the incremental shares under stock plans were not considered for the diluted earnings per share calculation due to their antidilutive effect. As such, the amounts reported for basic and diluted earnings per share are the same.


13.   SUPPLEMENTAL CASH FLOW INFORMATION

     a. Cash paid for interest and income taxes was $5,692 and $0, respectively, in 1997, $4,960 and $2,990, respectively, in 1996 and $3,993 and $7,409, respectively, in 1995.
     b. In connection with the acquisition of all the issued and outstanding shares of Beldoch and certain assets of Oak Hill for $32,400 (inclusive of a $2,000 note payable), the Company acquired assets with a fair value of $38,241 and assumed liabilities of $9,987 and recorded goodwill of $4,146.

14.   STOCK OPTIONS

     The Company has a stock award and incentive program that permits the issuance of up to 2,000,000 options on terms as determined by the Board of Directors.

     Under the terms of the plan, options granted may be either non-qualified or incentive stock options and the exercise price, determined by the Stock Option Committee, may not be less than the fair market value of a share on the date of the grant.

     Information regarding the Company's stock option plan is summarized below:

                                                          1997                         1996                          1995
                                               ---------------------------  ----------------------------  -------------------------
                                                              WEIGHTED-                    WEIGHTED-                    WEIGHTED-
                                                              AVERAGE                       AVERAGE                     AVERAGE
                                                OPTIONS    EXERCISE PRICE     OPTIONS    EXERCISE PRICE    OPTIONS   EXERCISE PRICE
                                               ----------  ---------------  -----------  ---------------  ---------- --------------
Outstanding at beginning
 of the year ...............................     658,800          $10.51      543,600          $  8.26      727,000     $   7.55
Granted ....................................   1,300,500            3.73      216,350            18.15      198,000         8.14
Exercised ..................................           0               0      (76,100)            7.89     (323,200)        6.69
Canceled ...................................    (298,650)           9.26      (25,050)           12.80      (58,200)        8.03
                                               ----------  ---------------  -----------  ---------------  ---------- --------------
Outstanding at end of year .................   1,660,650            5.42      658,800            11.38      543,600         8.26
                                               ==========                   ===========                  ===========
Exercisable at end of year .................     234,800                      268,100                      130,000
                                               ==========                   ===========                  ===========
Available for grant at year end ............     240,050                    1,341,200                    1,456,400
                                               ==========                   ===========                  ===========


     The options outstanding at December 31, 1997 range in price as follows:

                  # OF OPTIONS             EXERCISE PRICE
                  ------------             --------------
                     402,900               $ 1.8064- 3.6125
                     965,000               $ 3.6126- 5.4188
                  ------------
                      81,000               $ 7.2251- 9.0313
                  ------------
                      21,200               $ 9.0313-10.8375
                  ------------
                      55,000               $10.8376-12.6438
                  ------------
                     135,550               $16.2564-18.0625
                  ============
                   1,660,650
                  ============

     The Company applies Accounting Principles Board Opinion No. 25, and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans because the exercise price for stock options granted equaled the market price of the underlying stock at the date of grant. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net income and earnings per share for the years ended December 31, 1997, December 31, 1996 and December 2, 1995 would have been reduced to the pro forma amounts indicated below:

                                                                                  1997             1996           1995
                                                                              -------------     ------------   ---------
Net (loss) income:
    As reported .........................................................       $(3,209)          $(8,288)      $5,247
                                                                                =======           =======       ======
    Pro forma ...........................................................       $(3,834)          $(8,414)      $5,185
                                                                                =======           =======       ======

Basic net (loss) income per share:
    As reported .........................................................       $ (0.23)          $ (0.59)      $ 0.38
                                                                                =======           =======       ======
    Pro forma ...........................................................       $ (0.27)          $ (0.60)      $ 0.37
                                                                                =======           =======       ======

     The weighted average fair value of the options granted during 1997, 1996 and 1995 were $2.37, $10.49 and $4.29, respectively.

     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1997, 1996 and 1995, respectively: dividend yield of 0% for all periods, volatility of 55%, 47% and 36%, risk-free interest rate of 6.51%, 6.90% and 6.41%, and an expected life of 7 years.

15.   RESTRICTED STOCK AND WARRANTS

     Restricted Stock

     In 1996, the Company adopted a plan to issue up to 1,000,000 shares of restricted stock to employees of the Company. During 1997, 305,000 shares were granted to employees of the Company at no cost to the employees. Of the total number of restricted shares granted, 5,000 shares vested and were issued upon the date of grant at the fair market value of $2.94 per share. The remaining 300,000 restricted shares were granted at a per share price of $2.94 and vest as follows: 60,000 shares on March 31, 1999, and 240,000 shares on March 31, 2000. Compensation cost recorded in 1997 was $233,000, which represents the amortization of the value of the restricted stock award at the date of grant over the vesting period.

     Warrants

     On January 14, 1997 the Company issued warrants to purchase 75,000 shares of Common Stock at $5.00 per share to the principal of a company to rescind an acquisition transaction. The warrants are immediately exercisable and will expire July 23, 2004.

16.   RESTRUCTURING CHARGES

         In the fourth quarter of 1997, the Company decided to discontinue the manufacture and sale of Mickey & Co. Licensed Character product line under a license agreement with the Disney Enterprises, Inc. and recorded a pre-tax restructuring charge of $1,723 and a charge to cost of goods sold of $548 for the write-down of merchandise inventories. The restructuring charge included: payments due under agreements with the licensor; write-downs of property, plant and equipment; costs related to lease terminations; employee severance payments; and other incremental charges which were primarily attributable to discontinuing the Licensed Character product lines.

         During the fourth quarter of 1995, the Company adopted a plan of restructuring and recorded a pretax charge of $2,815. The key elements of the restructuring plan included the costs associated with the consolidation of certain manufacturing facilities and the discontinuance of certain product lines. The restructuring provision included estimated costs of asset write-downs, lease terminations and other charges.

17.   BUSINESS CONCENTRATIONS

Substantially all of the Company's sales are made to customers in the United States. Sales to one chain store retailer accounted for approximately 15%, 19% and 15% of the Company's sales in Fiscal 1997, 1996 and 1995, respectively. No other customers accounted for more than eight percent of the Company's sales in fiscal 1997, 1996 and 1995, and no account receivable from any customer exceeded $4,408 at December 31, 1997. The Company estimates an allowance for doubtful accounts based on the creditworthiness of its customers as well as general economic conditions. Consequently, an adverse change in those factors could affect the Company's estimate of its bad debts.

                                DONNKENNY, INC.

                     INDEX TO FINANCIAL STATEMENT SCHEDULE


 Schedule II      Valuation and Qualifying Accounts

                                  SCHEDULE II

                       DONNKENNY, INC. AND SUBSIDIARIES

                       Valuation and Qualifying Accounts

                           For the Fiscal Years ended
          December 31, 1997, December 31, 1996, and December 2, 1995





                                                BALANCE OF            CHARGED TO                       BALANCE AT
                                                BEGINNING             COSTS AND                        END OF
                                                OF PERIOD             EXPENSES       DEDUCTIONS        PERIOD
                                             ---------------------------------------------------   --------------
Year ended December 31, 1997:
    Reserve for bad debts                      $   968,000            (175,000)         282,000      $   511,000
    Reserve for discounts                        1,272,000           3,872,000        4,935,000          209,000
                                             --------------                                        --------------
                                                $2,240,000                                           $   720,000
                                             ==============                                        ==============

Year ended December 31, 1996:
    Reserve for bad debts                      $   897,000             233,000          162,000      $   968,000
    Reserve for discounts                        1,112,000           6,357,000        6,197,000        1,272,000
                                             --------------                                        --------------
                                                $2,009,000                                           $ 2,240,000
                                             ==============                                        ==============

Year ended December 2, 1995:
    Reserve for bad debts                      $   468,000             795,000          666,000      $   597,000
    Reserve for discounts                          413,000           3,686,000        2,750,000        1,349,000
                                             --------------                                        --------------
                                               $   881,000                                           $ 1,946,000
                                             ==============                                        ==============