Form 10-Q
period 1998-03-31
DONNKENNY INC
filed 1998-05-15
CIK 29693

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________to _________

                         Commission file number 0-21940

                                Donnkenny, Inc.
             (Exact name of registrant as specified in its charter)

       Delaware                                   51-0228891
       --------                                   ----------
(State or jurisdiction of                     (I.R.S. Employer
incorporation or organization)                Identification No.)

     1411 Broadway, New York, NY                 10018
  -------------------------------------------------------------------
  (Address of principal executive offices)     (Zip Code)

       Registrant's telephone number, including area code (212) 730-7770

                                 NOT APPLICABLE
                                 --------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes X No ___ and (2) has been
the subject to such filing requirements for the past 90 days. Yes X No     .
                                                                 ---   ---
         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

  Common Stock $0.01 par value                        14,740,940
  ----------------------------                    ------------------
        (Class)                               (Outstanding at  March 31, 1998)

                        DONNKENNY, INC AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (FORM 10-Q)



PART I - FINANCIAL INFORMATION                                                        Page
                                                                                      ----
Consolidated financial statements:

         Independent Accountants' Report

         Balance sheets as of March 31, 1998 and December 31, 1997....................I-1

         Statements of operations for the three months ended
         March 31, 1998 and March 31, 1997............................................II-1

         Statements of cash flows for the three months ended
         March 31, 1998 and March 31, 1997............................................III-1

         Notes to Consolidated Financial Statements...................................IV-1 - IV-2

         Management's Discussion and Analysis of Financial Condition and
         Results of Operations........................................................V-1 - V-3

PART II - OTHER INFORMATION

         Legal Proceedings............................................................VI-1

         Exhibits and Reports on Form 8-K.............................................VI-1

         Signatures...................................................................VI-2


                        INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of Donnkenny, Inc.

We have reviewed the accompanying consolidated balance sheet of Donnkenny, Inc. and subsidiaries as of March 31, 1998, and the related consolidated statements of operations and cash flows for the three-month periods ended March 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Donnkenny, Inc. and subsidiaries as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 20, 1998 (March 31, 1998 as to note 8), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1997 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


DELOITTE & TOUCHE LLP
New York, New York
May 13, 1998

                        DONNKENNY, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                     (in thousands, except per share data)


                                                                                   March 31,                     December 31,
                                                                                     1998                            1997
                                                                              --------------------         ----------------------
ASSETS                                                                            (Unaudited)
CURRENT ASSETS:
     Cash                                                                   $                 518          $                 257
     Accounts receivable - net of allowances of
      $697 and $720                                                                        35,201                         24,453
     Recoverable income taxes                                                               1,181                          1,181
     Inventories                                                                           23,996                         27,248
     Deferred tax assets                                                                    5,109                          5,109
     Prepaid expenses and other current assets                                              2,640                          2,146
                                                                            ----------------------         ----------------------

                           TOTAL CURRENT ASSETS                                            68,645                         60,394

Property, plant and equipment, net                                                          9,969                          9,620
Other assets                                                                                  833                              -
Intangible assets                                                                          32,125                         32,446
                                                                            ----------------------         ----------------------

TOTAL ASSETS                                                                $             111,572          $             102,460
                                                                            ======================         ======================


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       Current portion of long-term debt                                    $               4,058          $               5,000
       Revolving credit facility                                                           31,111                              -
       Accounts payable                                                                     9,559                          9,320
       Accrued expenses and other current liabilities                                       6,504                          7,720
       Income taxes payable                                                                   948                              -
                                                                            ----------------------         ----------------------

                         TOTAL CURRENT LIABILITIES                                         52,180                         22,040

LONG-TERM DEBT                                                                                  -                         22,048
DEFFERRED TAX LIABILITIES                                                                   5,286                          5,286

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Common stock, $.01 par value.  Authorized 20,000 shares;
    issued and outstanding 14,075 shares                                                      141                            141
    Additional paid-in capital                                                             47,360                         47,360
    Retained earnings                                                                       6,605                          5,585
                                                                            ----------------------         ----------------------
         Total Stockholders' Equity                                                        54,106                         53,086

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $             111,572          $             102,460
                                                                            ======================         ======================



See accompanying notes to consolidated financial statements.

                        DONNKENNY, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                (in thousands, except share and per share data)
                                  (Unaudited)


                                                                                           Three Months Ended
                                                                               --------------------------------------------
                                                                                  March 31,                  March 31,
                                                                                     1998                      1997
                                                                               -----------------         ------------------

Net sales                                                                   $            52,527        $            62,285

Cost of sales                                                                            39,576                     47,303
                                                                            --------------------      ---------------------

     Gross profit                                                                        12,951                     14,982


Selling, general and administrative expenses                                              9,982                     11,378

Amortization of excess cost over fair value of net assets
 acquired and other related acquisition costs                                               321                        364

                                                                            --------------------      ---------------------
        Operating income                                                                  2,648                      3,240

     Interest expense
       (Net of interest income of $110 in 1998)                                             686                      1,557
                                                                            --------------------      ---------------------


        Income before income taxes                                                        1,962                      1,683

Income taxes                                                                                942                        672
                                                                            --------------------      ---------------------

      Net income                                                            $             1,020       $              1,011
                                                                            ====================      =====================


Basic and diluted net  income per common share                              $              0.07       $               0.07
                                                                            ====================      =====================


Weighted average number of common shares outstanding                              14,074,940                    14,064,000
                                                                            ====================      =====================



See accompanying notes to consolidated financial statements.

                        DONNKENNY, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                 (in thousands)
                                  (unaudited)


                                                                                      Three Months Ended
                                                                     -----------------------------------------------------
                                                                          March 31,                          March 31,
                                                                            1998                               1997
                                                                     ------------------                -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                                         $           1,020                 $            1,011

  Adjustments to reconcile net income to net cash used
    in operating activities:
    Depreciation and amortization of fixed assets                                  395                                449
    Amortization of intangibles                                                    321                                364
    Provision for losses on accounts receivable                                     96                                101
    Changes in assets and liabilities:
        (Increase)  in accounts receivable                                     (10,844)                            (7,779)
        Decrease in recoverable income taxes                                         -                                670
        Decrease (increase) in inventories                                       3,252                             (1,275)
        (Increase) in prepaid expenses and
        other current assets                                                      (494)                              (623)
        (Increase)  in other assets                                               (833)                                 -
        Increase (decrease) in accounts payable                                    239                             (2,548)
        (Decrease) increase in accrued expenses and
        other current liabilities                                               (1,216)                             1,808
        Increase in income taxes payable                                           948                                  -
                                                                     ------------------                -------------------

              Net cash (used) in operating activities                           (7,116)                            (7,822)
                                                                     ------------------                -------------------


    Purchase of fixed assets                                                      (750)                               (97)
    Proceeds from sale of fixed assets                                               6                                  -
                                                                     ------------------                -------------------

               Net cash used in investing activities                              (744)                               (97)
                                                                     ------------------                -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Repayment of long-term debt                                             (1,450)                            (1,250)
        Net borrowings under revolving credit line                               9,571                              7,587
                                                                     ------------------                -------------------

             Net cash provided by financing activities                           8,121                              6,337
                                                                     ------------------                -------------------

NET INCREASE/(DECREASE) IN CASH                                                    261                             (1,582)

CASH, AT BEGINNING OF QUARTER                                                      257                              3,998
                                                                     ------------------                -------------------

CASH, AT END OF QUARTER                                              $             518                 $            2,416
                                                                     ==================                ===================




See accompanying notes to consolidated financial statements.

                                    III - 1

                        DONNKENNY, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (Unaudited)
                                 (in thousands)

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the Rules of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. The Company believes the disclosures made are adequate to make such financial statements not misleading. The results for the interim periods presented are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company's December 31, 1997 Form 10-K. Balance sheet data as of December 31, 1997 have been derived from audited financial statements of the Company.

NOTE 2 - INVENTORIES

Inventories consist of the following:

                                                      MARCH 31,                 DECEMBER 31,
                                                       1998                        1997
                                                      ---------                 ------------
Raw materials                                         $  4,362                 $     4,209
             -------------------------------
Work-in-process                                          4,325                       5,584
               -----------------------------
Finished goods                                          15,309                      17,455
              ------------------------------            ------                      ------
                                                      $ 23,996                 $    27,248
                                                        ======                      ======


NOTE 3 - CONTINGENCIES

         In connection with contingent liabilities arising from the Company's alleged inaccuracies in the reporting of revenues and expenses for certain reporting periods, the Company has agreed to deposit $5,000 over a three year period to help defray claims, if any. At March 31, 1998, $833 has been deposited.


NOTE 4 - SHAREHOLDERS RIGHTS PLAN

         On April 2, 1998, the Company's board of directors authorized a shareholder rights plan. Under the terms of the plan, shareholders of record at the close of business on April 13, 1998, received a dividend distribution of one preferred stock purchase right for each outstanding share of the Company's common stock held. The rights will become exercisable only in the event, with certain exceptions, an acquiring party accumulates 15 percent or more of the Company's voting stock, or if a party announces an offer to acquire 15 percent or more. The rights will expire on April 1, 2008.

         Each right will entitle shareholders to buy one one-hundredth of a share of a new series of preferred stock at an exercise price of $14.00. In addition, upon the occurrence of certain events, holders of the rights will be entitled to purchase either the company's stock or shares in an "acquiring entity" at half of market-value. Further, at any time after a person or group acquires 15 percent or more (but less than 50 percent) or the Company's outstanding voting stock, the Board of Directors may, at its option, exchange part or all of the rights (other than rights held by the acquiring person or group, which will become void) for shares of the Company's common stock on a one-for-one basis. The company will be entitled to redeem the rights at $0.01 per right at any time until the tenth day following the acquisition of a 15 percent position in its voting stock.

                        DONNKENNY, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                           -------------------------

COMPARISON OF QUARTERS ENDED MARCH 31, 1998, AND MARCH 31, 1997
---------------------------------------------------------------

         Net sales decreased by $9.8 million, or 15.7% from $62.3 million in the first quarter of fiscal 1997 to $52.5 in the first quarter of fiscal 1998. The decrease in the company's net sales was primarily due to a $7.9 million decrease in sales of License Characters products as a result of the Company's exiting those businesses, a $2.9 million decrease in the Victoria Jones Division and a $1.2 million decrease in the Donnkenny Apparel division. The decreases were partially offset by increases in the Casey & Max and Pierre Cardin Divisions of $1.7 million and $1.2 million respectively.

         Gross profit for the first quarter of fiscal 1998 was $13.0 million or 24.7% of net sales compared to $15.0 million or 24.1% of net sales during the first quarter of fiscal 1997. The percentage increase in gross profit was primarily attributable to the $7.9 million decrease in sales of lower margin Licensed Character apparel as a result of the Company's exit of those businesses and to a lesser extent, increased gross profit in the Donnkenny Apparel division.

         Selling, general and administrative expenses decreased from $11.4 million in the first quarter of fiscal 1997 to $10.0 million in the first quarter of fiscal 1998. As a percentage of net sales, these expenses increased from 18.3% in the first quarter of fiscal 1997 to 19.0% in the first quarter of fiscal 1998. The decrease in the selling, general and administrative expenses of $1.4 million was due primarily to the Company's exiting from the Licensed Character business, which accounted for $1.6 million of the decrease, and a decrease in professional fees of $0.7 million, resulting from expenses incurred in the first quarter of fiscal 1997 associated with the previously reported class action lawsuits, legal and accounting fees associated with the restatement of prior year quarterly and annual financial statements and consulting services related to the Company's amended credit facility, which were not incurred in 1998. These reductions were partially offset by increased financing costs related to the Company's factoring agreement of $0.3 million, which were not incurred in the first quarter of fiscal 1997 and by increases in design and sample expense.

         Interest expense decreased from $1.6 million during the first quarter of fiscal 1997 to $0.7 million during the first quarter of fiscal 1998. The decrease was primarily the result of lower average borrowings and to a lesser extent, interest income of $0.1 million resulting from interest on income tax refunds. The decrease was partially offset by higher interest rates under the Company's credit facility to finance additional working capital needs.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         The Company's liquidity requirements arise from the funding of working capital needs, primarily accounts receivable, accrued expenses, and the interest and principal payments related to certain indebtedness. The Company's borrowing requirements for working capital fluctuates throughout the year.

         Capital expenditures were $0.8 million, which included $0.7 million for upgrading computer systems, for the first quarter of fiscal 1998 compared to $0.1 million in the first quarter of fiscal 1997. The Company may spend up to $3.5 million annually on capital investments in accordance with the Revolving Credit Agreement as described below. The Company has committed to spend an additional $1.4 million in 1998 for upgrading computer systems to increase efficiencies and become Year 2000 compliant.

         On April 30, 1997 the Company entered into an amended Credit Facility (the "Credit Facility") to, among other things, include the Company's operating subsidiaries Donnkenny Apparel, Inc., Megaknits. Inc. and Beldoch Industries Corporation, as borrowers. The Credit Facility consists of a Term Loan, a Revolving Credit Agreement, and a Factoring Agreement. The purpose of the Credit Facility is to provide for general working capital needs of the Company including the issuance of letters of credit. The Credit Facility will expire on March 31, 1999. Under the Credit Facility, the Chase Manhattan Bank serves as agent, the CIT Group/Commercial Services Inc. ("CIT") serves as collateral agent, and each of Fleet Bank, N.A. and the Bank of New York are co-lenders. The Company believes that it will renew or negotiate a new credit facility over the next four to six months that will replace the current facility that expires on March 31, 1999.

         As of March 31, 1998, the balance of the Term Loan was $4.1 million. The interest rate is equal to the prime rate plus 1 1/2% per annum. The amortization schedule calls for quarterly payments of $1.3 million. The balloon payment, which is due on March 31, 1999 has been reduced from $7.5 million to $0.3 million primarily from the proceeds of tax refunds received by the Company. An excess cash flow recapture is payable annually within 15 days after receipt of the Company's audited fiscal year-end financial statements. In addition, any tax refunds received in Fiscal 1998 will be applied to reduce the term loan. The default interest rate, if applicable, would be equal to 2% above the otherwise applicable rate. The Term Loan does not carry any prepayment penalty.

         As of March 31, 1998, borrowings under the Revolving Credit Agreement amounted to $31.1 million. On March 31, 1998, in support of the Company's 1998 business plan, the Credit Facility was amended as follows: the total amount available under the Revolving Credit Agreement is $85 million subject to an asset based borrowing formula, with sublimits of $60 million for direct borrowings, $35 million for letters of credit and required seasonal overadvances. The interest rate is equal to the greater of 10% or the prime rate plus 1 1/2% annum. Outstanding borrowings under the Revolving Credit Agreement in excess of an allowable overadvance will bear interest at the prime rate plus 3 1/2%. The Revolving Credit Agreement also requires the Company to pay certain letter of credit fees and unused commitment fees. Advances and letters of credit will be limited to (i) up to 85% of eligible accounts receivable plus (ii) up to 60% of eligible inventory, plus (iii) an allowable overadvance. Any tax refunds applicable to 1997 and prior years and proceeds from the sales of fixed assets are to be applied to reduce the balloon payment on the Term Loan.

         In April 1997 the Company also entered into a Factoring Agreement with CIT. The Factoring Agreement provides for a factoring commission equal to 0.45% of the gross amount of sales, plus certain customary surcharges. An additional fee of 0.20% was paid upon the conversion to a factored receivable arrangement.


         Collateral for the Credit Facility includes a first priority lien on all accounts receivable, machinery, equipment, trademarks, intangibles and inventory, a first mortgage on all real property and a pledge of the Company's stock interest in the Company's operating subsidiaries, Donnkenny Apparel, Inc., Beldoch Industries Corporation, and Megaknits, Inc.


         During the first quarter of fiscal 1998, the Company's operating activities used cash principally as the result of increases in accounts receivable and decreases in accrued expenses offset by decreases in inventories. During the first quarter of fiscal 1997, the Company's operating activities used cash principally as the result of increases in accounts receivable, inventories and decreases in accounts payables, partially offset by increases in accrued expenses. Cash use in investing activities in the first quarter of fiscal 1998 amounted to $0.8 million relating to the upgrades in computer systems as discussed above. In the first quarter of fiscal 1997 cash used in investing activities amounted to $0.1 million for the purchase of fixed assets.

         The Company believes that cash flows from operations and amounts under the Revolving Credit Agreement will be sufficient for its needs in the foreseeable future.

                           PART II. OTHER INFORMATION

Item 1.           Not Applicable.
-------

Item 2.           Not Applicable.
-------

Item 3.           Not Applicable.
-------

Item 4.           Not Applicable.
-------

Item 5.           Not Applicable.
-------

Item 6.           Exhibits and Reports on Form 8-K
-------

(a)               Exhibit
                  -------

                  27.  Financial data schedule (filed herewith)


(b)               Reports on Form 8-K
                  -------------------

                  Form 8-K, filed on April 14, 1998, reporting matters under
                  Item 5 (Other Events) and Item 7 (Exhibit).

                                   SIGNATURES
                                   ----------


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   Donnkenny, Inc.
                                                  ---------------------------
                                                   Registrant



                                                  /s/ Harvey Appelle
Date:    May 15, 1998                             ---------------------------
                                                   Harvey Appelle
                                                   Chairman of the Board,
                                                   Chief Executive Officer


                                                  /s/ Stuart S. Levy
Date     May 15, 1998                             ---------------------------
                                                   Stuart S. Levy
                                                   Vice President - Finance
                                                   and Chief Financial Officer,
                                                   (Principal Financial Officer)