Form 10-K/A
period 1997-12-30
DONNKENNY INC
filed 1998-06-24
CIK 29693

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

(MARK ONE)

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from
                                       to

                         COMMISSION FILE NUMBER 0-21940

                                 DONNKENNY, INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE                        51-0228891
    (State or other jurisdiction of     (I.R.S. Employer Identification No.)
    incorporation or organization)

           1411 BROADWAY
         NEW YORK, NEW YORK                                   10018
     (Address of principal executive offices)               (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 730-7770

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


                                                      NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                          ON WHICH REGISTERED
         -------------------                          ---------------------

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

DOCUMENTS INCORPORATED BY REFERENCE:  NONE.

-----------------------
1. For purposes of this Report, the number of shares held by non-affiliates was determined by aggregating the number of shares held by the Officers and Directors of Registrant, and by others who, to Registrant's knowledge, own more than 10% of Registrant's Common Stock, and subtracting those shares from the total number of shares outstanding.

                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K of Donnkenny, Inc. (the "Company"), amends and restates in its entirety Item 12 of
Part III.

                                    PART III

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


NAME AND ADDRESS                            COMMON STOCK
OF BENEFICIAL OWNER                     BENEFICIALLY OWNED(1)     PERCENTAGE OWNED
-------------------                     ------------------        ----------------

Schaenen Fox Capital                            859,350(2)                  5.7%
  Management LLC
200 Park Avenue
Suite 3900
New York, NY  10166

Putnam Investments, Inc.                      1,388,150(2)                  9.2%
1 Post Office Square
Boston, MA  02109

Pioneering Management                           890,000(2)                  5.9%
  Corporation
60 State Street
Boston, MA  02109

Harvey A. Appelle                               427,100(3)                  2.8%
Herbert L. Ash                                   15,500(4)                     *
Sheridan C. Biggs                                18,000(5)                     *
Robert H. Cohen                                  20,000(6)                     *
James W. Crystal                                 28,500(7)                     *
Harvey Horowitz                                  50,000(8)                     *
Daniel H. Levy                                   20,000(9)                     *
Stuart S. Levy                                 105,000(10)                     *
Robert H. Martinsen                             32,000(11)                     *
Lynn Siemers-Cross                             334,700(12)                  2.2%
All directors and executive
officers as a group (11 persons)                 1,076,800                  7.1%


----------------------
*  Less than 1%.

(1) Except as otherwise indicated, the information as to securities owned by directors, nominees and executive officers was furnished to the Company by such directors, nominees and executive officers.

(2)     Based on information contained in Schedule 13G filed with the Company.

(3) Includes 22,500 shares underlying stock options which have been granted to Harvey A. Appelle pursuant to the Company's 1994 Non-Employee Director Option Plan, which are currently exercisable. Also includes 150,000 shares underlying options which have been granted pursuant to Mr. Appelle's employment agreement, which is summarized in this Form 10-K under the caption "Executive Compensation-Employment Agreements". Except with respect to 35,000 shares, such options are currently exercisable. Also includes 150,000 restricted shares which have been granted pursuant to Mr. Appelle's employment agreement. Such restricted shares are currently not vested and do not confer voting or investment power. Also includes 69,600 shares of stock issued as part of Fiscal 1997 compensation, as described in this Form 10-K under the caption "Executive Compensation,".

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

(11) Includes 15,000 shares underlying options which have been granted to Robert H. Martinsen pursuant to the Company's 1994 Non-Employee Director Option Plan. Such options are currently exercisable. Includes 5,000 shares owned by his spouse in which he disclaims beneficial ownership.

(12) Includes 7,500 shares underlying options which have been granted on April 19, 1996 to Lynn Siemers-Cross pursuant to the Company's 1992 Stock Option Plan and 150,000 shares underlying options which have been granted pursuant to Ms. Siemers-Cross' employment agreement which is summarized in this Form 10-K under the caption "Executive Compensation-Employment Agreements". Except with respect to 42,500 shares, such options are currently exercisable. Also includes 150,000 restricted shares which have been granted pursuant to Ms. Siemers-Cross' employment agreement. Such restricted shares are currently not vested and do not confer voting or investment power. Also includes 25,000 shares of stock issued as part of Fiscal 1997 compensation as described in this Form 10- K under the caption "Executive Compensation".

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          DONNKENNY, INC.
                                            (Registrant)


                                          By:  /s/ Stuart S. Levy
                                               ----------------------------
                                                   Stuart S. Levy

                 Chief Financial Officer, Vice President-Finance and Secretary


Date: June 24, 1998