Form 10-Q
period 1998-06-30
DONNKENNY INC
filed 1998-08-14
CIK 29693

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to __________

                         Commission file number 0-21940

                                Donnkenny, Inc.
             (Exact name of registrant as specified in its charter)

                       Delaware                    51-0228891
              (State or jurisdiction of         (I.R.S. Employer
            incorporation or organization)     Identification No.)

                       1411 Broadway, New York, NY 10018
                    (Address of principal executive offices)
                                   (Zip Code)

       Registrant's telephone number, including area code (212) 730-7770

                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                         if changed since last report.)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes X No ___ and (2) has been the subject to such filing requirements for the past 90 days. Yes X No ___.

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

        Common Stock $0.01 par value                14,169,540
        ----------------------------                ----------
                (Class)                    (Outstanding at June 30, 1998)

                        DONNKENNY, INC AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (FORM 10-Q)


PART I - FINANCIAL INFORMATION                                                   Page
                                                                                 ----

Consolidated financial statements:

     Independent Accountants' Report

     Balance sheets as of June 30, 1998 and December 31, 1997......................I-1

     Statements of operations for the three and six months ended
     June 30, 1998 and June 30, 1997...............................................II-1

     Statements of cash flows for the six months ended
     June 30, 1998 and June 30, 1997...............................................III-1

     Notes to Consolidated Financial Statements....................................IV-1-2

     Management's Discussion and Analysis of Financial Condition and
     Results of Operations.........................................................V-1-4

PART II - OTHER INFORMATION

     Legal Proceedings.............................................................VI-1

     Exhibits and Reports on Form 8-K..............................................VI-1-2

     Signatures....................................................................VI-3

                        INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of Donnkenny, Inc.

We have reviewed the accompanying consolidated balance sheet of Donnkenny, Inc. and subsidiaries as of June 30, 1998, and the related consolidated statements of operations for three-month and six-month periods ended June 30,1998 and 1997 and the consolidated statements of cash flows for the six month periods ended June 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Donnkenny, Inc. and subsidiaries as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 20, 1998 (March 31,1998 as to note 8), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1997 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


DELOITTE & TOUCHE LLP
New York, New York
August 13, 1998

                        DONNKENNY, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                     (in thousands, except per share data)


                                                                              June 30,                 December 31,
                                                                               1998                       1997
                                                                            -------------            ---------------
                                  ASSETS                                     (Unaudited)
                                  ------
CURRENT ASSETS:
     Cash                                                                  $       815                   $     257
     Accounts receivable - net of allowances of
     $748 and $720                                                              26,825                      24,453
     Recoverable income taxes                                                      809                       1,181
     Inventories                                                                30,090                      27,248
     Deferred tax assets                                                         5,109                       5,109
     Prepaid expenses and other current assets                                   2,192                       2,146
                                                                           ------------                  ----------

                   TOTAL CURRENT ASSETS                                         65,840                      60,394

Property, plant and equipment, net                                               9,983                       9,620
Other assets (note 3)                                                            1,250                           -
Intangible assets                                                               32,882                      32,446
                                                                           ------------                  ----------

TOTAL ASSETS                                                               $   109,955                   $ 102,460
                                                                           ============                  ==========


     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------

CURRENT LIABILITIES:
       Current portion of long-term debt and capital lease                 $     2,500                   $   5,000
       Revolving Credit Facility                                                30,800                           -
       Accounts payable                                                         10,484                       9,320
       Accrued expenses and other current liabilities                            7,201                       7,720
                                                                           ------------                  ----------

                   TOTAL CURRENT LIABILITIES                                    50,985                      22,040

Long-term portion of capital lease                                                 335                          --
Long-term debt, net of current portion                                              --                      22,048
Deferred income tax liabilities                                                  5,286                       5,286

COMMITMENTS AND CONTINGENCIES (note 3)

STOCKHOLDERS' EQUITY:
    Common stock, $.01 par value.  Authorized 20,000 shares;
    issued and outstanding 14,170 and 14,075 shares                                142                         141
    Additional paid-in capital                                                  47,595                      47,360
    Retained earnings                                                            5,612                       5,585
                                                                           ------------                  ----------
         Total Stockholders' Equity                                             53,349                      53,086

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $   109,955                   $ 102,460
                                                                           ============                  ==========


See accompanying notes to consolidated financial statements.

                        DONNKENNY, INC. AND SUBSIDIARIES
                      Consolidated Statement of Operations
                (in thousands, except share and per share data)
                                  (Unaudited)


                                                                       Three Months Ended June 30,     Six Months Ended June 30,
                                                                      -----------------------------   ----------------------------
                                                                          1998            1997           1998            1997
                                                                      -----------      ------------   ----------      ------------

Net sales                                                            $  42,157        $  52,041       $  94,685        $ 114,326

Cost of sales                                                           33,074           41,647          72,651           88,950
                                                                     ----------      -----------      ----------      -----------

     Gross profit                                                        9,083           10,394          22,034           25,376


Selling, general and administrative expenses                             9,821           12,328          19,803           24,038

Amortization of excess cost over fair value of net assets
 acquired and other related acquisition costs                              326              338             647              702
                                                                     ----------      -----------      ----------      -----------
        Operating (loss) income                                         (1,064)          (2,272)          1,584              636

     Interest expense (net of interest income of
      $110 during 1998)                                                    847            1,375           1,533            2,600
                                                                     ----------      -----------      ----------      -----------

        (Loss) income before income taxes                               (1,911)          (3,647)             51           (1,964)

Income tax (benefit) provision                                            (917)          (1,425)             24             (753)
                                                                     ----------      -----------      ----------      -----------

      Net (loss) income                                              $    (994)      $   (2,222)      $      27       $   (1,211)
                                                                     ==========      ===========      ==========      ===========


Basic and diluted net (loss) income per common share                 $   (0.07)      $    (0.16)      $    0.00       $    (0.09)
                                                                     ==========      ===========      ==========      ===========


Weighted average number of common shares outstanding                 14,169,540      14,069,940      14,130,100        14,066,901
                                                                     ===========     ===========      ==========      ===========


See accompanying notes to consolidated financial statements.

                        DONNKENNY, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                 (in thousands)
                                  (Unaudited)


                                                                                       Six Months Ended
                                                                                -------------------------------
                                                                                 June 30,            June 30,
                                                                                   1998                1997
                                                                                -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                                                            $    27            $  (1,211)

  Adjustments to reconcile net income (loss) to net cash (used in)
    provided by operating activities:
    Depreciation and amortization of fixed assets                                   846                 892
    Loss on disposal of fixed assets                                                 51                   -
    Amortization of intangibles and other assets                                    647                 702
    Provision for losses on accounts receivable                                     133                 191
    Gain on sale of equipment                                                        (6)                  -
    Changes in assets and liabilities, net of the effects of acquisitions and disposals:
        (Increase) decrease in accounts receivable                               (2,505)              1,560
        Decrease (increase) in recoverable income taxes                             372                (728)
        (Increase)  in inventories                                               (2,842)               (612)
        (Increase)  in prepaid expenses and
             other current assets                                                   (46)               (248)
        (Increase)  in other  assets                                             (1,250)                  -
        Increase (decrease) in accounts payable                                   1,164              (8,140)
        (Decrease) in accrued expenses and
             other current liabilities                                             (283)               (352)
                                                                               ---------          ----------

                Net cash (used in) operating activities                          (3,692)             (7,946)
                                                                               ---------          ----------

CASH FLOWS USED IN INVESTING ACTIVITIES:
    Purchase of fixed assets                                                       (778)               (109)
    Proceeds from sale of fixed assets                                                6                   -
    Increase in Intangibles                                                      (1,083)                  -
                                                                               ---------          ----------

                Net cash (used in) investing activities                          (1,855)               (109)
                                                                               ---------          ----------

CASH FLOWS PROVIDED BY  FINANCING ACTIVITIES:
        Repayment of long-term debt                                              (3,164)             (2,500)
        Net borrowings under revolving credit facility                            9,269               6,886
                                                                               ---------          ----------

               Net cash provided by financing activities                          6,105               4,386
                                                                               ---------          ----------

NET INCREASE (DECREASE) IN CASH                                                     558              (3,669)

CASH, AT BEGINNING OF PERIOD                                                        257               3,998
                                                                               ---------          ----------
CASH, AT END OF PERIOD                                                         $    815            $    329
                                                                               =========          ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

    Income taxes paid                                                          $     28            $     33
                                                                               =========          ==========
    Interest paid                                                              $  1,672            $   3,093
                                                                               =========          ==========
    Capital lease obligations incurred                                         $    483            $       -
                                                                               =========          ==========

See accompanying notes to consolidated financial statements.

                                    III - 1

                       DONNKENNY, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                  (Unaudited)
                     (in thousands, except per share data)


NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the Rules of the Securities and Exchange Commission ("SEC") and , in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. The Company believes the disclosures made are adequate to make such financial statements not misleading. The results for the interim periods presented are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company's Report on Form 10-K for the year ended December 31, 1997. Balance sheet data as of December 31, 1997 have been derived from audited financial statements of the Company.

NOTE 2 - INVENTORIES

Inventories consist of the following:
                                             June 30,              December 31,
                                               1998                   1997
                                               ----                   ----
Raw materials    . . . . . . . . . . .     $   5,572               $   4,209
Work-in-process  . . . . . . . . . . .         3,592                   5,584
Finished  goods   . . . . . . . . . . .       20,926                  17,455
                                           ----------              ----------
                                           $  30,090               $  27,248
                                           ==========              ==========


NOTE 3 - CONTINGENCIES

         In connection with contingent liabilities arising from the Company's alleged inaccuracies in the reporting of revenues and expenses for certain reporting periods, the Company has agreed to deposit $5,000 over a three year period to help defray claims, if any. At June 30, 1998, $1,250 has been deposited and has been included in other assets.

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

          Each right will entitle shareholders to buy one one-hundredth of a share of a new series of preferred stock at an exercise price of $14.00. In addition, upon the occurrence of certain events, holders of the rights will be entitled to purchase either the company's stock or shares in an "acquiring entity" at half of market value. Further, at any time after a person or group acquires 15 percent or more (but less than 50 percent) of the Company's outstanding voting stock, the Board of Directors may, at its option, exchange part or all of the rights (other than rights held by the acquiring person or group, which will become void) for shares of the Company's common stock on a one-for-one basis. The Company will be entitled to redeem the rights at $0.01 per right at any time until the tenth day following the acquisition of a 15 percent position in its voting stock.

NOTE 5 - STOCKHOLDERS EQUITY

          The Company issued 94,600 shares of common stock to certain key employees during the quarter ended June 30, 1998 in payment of 1997 bonuses, which were accrued and recorded as compensation expense of $236,000 in the fiscal year ended December 31, 1997.

                        DONNKENNY, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997

         Net sales decreased by $19.6 million, or 17.2%, from $114.3 million in the first half of fiscal 1997 to $94.7 million in the first half of fiscal 1998. The decrease in the Company's net sales was primarily due to an $18.5 million decrease in sales of License Character products as a result of the Company's exiting those businesses; a $6.3 million decrease in sales of the Victoria Jones Division due to softness in the sweater business, partially caused by unseasonably warm weather and reductions in sales to two of the division's largest customers; and a $1.8 million decrease of contract work and outlet sales. The decreases were partially offset by increases in the Casey & Max, Pierre Cardin and Donnkenny Apparel divisions of $3.0 million, $2.6 million and $1.4 million, respectively.

         Gross profit for the first half of fiscal 1998 was $22.0 million, or 23.3% of net sales, compared to $25.4 million, or 22.2% of net sales, during the first half of fiscal 1997. The increase in Gross Profit as a percentage of net sales was primarily attributable to the Company's reduced sales of License Character products, which were sold at lower gross margins.

         Selling, general and administrative expenses decreased from $24.0 million in the first half of fiscal 1997 to $19.8 million in the first half of fiscal 1998. As a percentage of net sales, these expenses were 21.0% in the first half of fiscal 1997 and 20.9% in the first half of fiscal 1998. The decrease in selling, general and administrative expenses in dollars was due primarily to lower sales and lower distribution expenses as a result of the reduction in sales volume as discussed above and synergies created in combining certain business functions; the reduction in professional fees in 1998 from the unusually high expenses that were incurred in 1997 as a result of legal fees associated with the previously reported class action lawsuits, as well as legal and accounting fees associated with the restatement of prior year quarterly and annual financial statements, and consulting services performed in connection with the Company's amended Credit Facility, as discussed below. These reductions were partially offset by higher Design & Sample expenses and costs applicable to the factoring agreement that became effective on April 28, 1997.

         Interest expense decreased from $2.6 million during the first half of fiscal 1997 to $1.5 million during the first half of fiscal 1998. The decrease was primarily the result of lower net average borrowings under the Company's Credit Facility.

COMPARISON OF QUARTERS ENDED JUNE 30, 1998, AND JUNE 30, 1997

         Net sales decreased by $9.8 million, or 19.0%, from $52.0 million in the second quarter of fiscal 1997 to $42.2 million in the second quarter of fiscal 1998. The decrease in the Company's net sales was primarily due to the $10.5 million decrease in sales of License Character products as a result of the Company's exiting those businesses; a $3.5 million decrease in the Victoria Jones Division due to softness in the sweater business, partially caused by unseasonably warm weather and reductions in sales to two of the division's largest customers; and a $1.2 million decrease in the contract work and outlet divisions. The decreases were partially offset by increases in the Donnkenny Apparel, Pierre Cardin and Casey & Max Divisions of $2.6 million, $1.5 million and $1.3 million, respectively.

Gross profit for the second quarter of fiscal 1998 was $9.1 million, or 21.5% of net sales compared to $10.4 million, or 20.0% of net sales during the second quarter of fiscal 1997. The increase in Gross Profit as a percentage of net sales was primarily attributable to the Company's reduced sales of License Character products, which were sold at lower gross margins.

         Selling, general and administrative expenses decreased from $12.3 million in the second quarter of fiscal 1997 to $9.8 million in the second quarter of fiscal 1998. As a percentage of net sales, these expenses decreased from 23.7% in the second quarter of fiscal 1997 to 23.3% in the second quarter of fiscal 1998. The decrease in selling, general and administrative expenses of $2.5 million was due primarily to the Company's exiting from the License Character business, which accounted for $1.5 million of the decrease; lower sales and distribution expenses as a result of the reduction in sales volume as discussed above and synergies created in combining certain business functions; the reduction in professional fees in 1998 from the unusually high expenses incurred in 1997 as a result of legal fees associated with the previously reported class action lawsuits, as well as legal and accounting fees associated with the restatement of prior year quarterly and annual financial statements. These reductions were partially offset by increased financing costs related to the Company's factoring agreement of $0.3 million, which were not incurred in the second quarter of fiscal 1997, and by increases in design and sample expense.

         Interest expense decreased from $1.4 million during the second quarter of fiscal 1997 to $0.8 million during the second quarter of fiscal 1998. The decrease was primarily the result of lower average borrowings under the Company's Credit Facility.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's liquidity requirements arise from the funding of working capital needs, primarily accounts receivable, accrued expenses, and the interest and principal payments related to certain indebtedness. The Company's borrowing requirements for working capital fluctuate throughout the year.

         Capital expenditures were $0.8 million for upgrading computer systems during the first half of fiscal 1998 compared to $0.1 million in the first half of fiscal 1997. The Company may spend up to $3.5 million annually on capital expenditures in accordance with the Revolving Credit Agreement, as described below. The Company has committed to spend an additional $1.3 million in 1998 for upgrading computer systems to increase efficiencies and become Year 2000 compliant.

         On April 30, 1997, the Company entered into an amended Credit Facility (the "Credit Facility") to, among other things, include the Company's operating subsidiaries Donnkenny Apparel, Inc., Megaknits, Inc. and Beldoch Industries Corporation, as borrowers. The Credit Facility consists of a Term Loan, a Revolving Credit Agreement, and a Factoring Agreement. The purpose of the Credit Facility is to provide for the general working capital needs of the Company, including the issuance of letters of credit. The Credit Facility will expire on March 31, 1999. Under the Credit Facility, The Chase Manhattan Bank serves as agent, The CIT Group/Commercial Services Inc. ("CIT") serves as collateral agent, and each of Fleet Bank, N.A. and the Bank of New York is a co-lender. The Company believes that it will renew or negotiate a new credit facility over the next four to six months that will replace the current facility, which expires on March 31, 1999.

         As of June 30, 1998, the balance of the Term Loan was $2.3 million. The interest rate is equal to the prime rate plus 1 1/2% per annum. The amortization schedule calls for quarterly payments of $1.3 million. The balloon payment, which is due on March 31, 1999 has been reduced from $7.5 million to zero primarily from the proceeds of tax refunds received by the Company. An excess cash flow recapture is payable annually within 15 days after receipt of the Company's audited fiscal year-end financial statements. In addition, any tax refunds received in Fiscal 1998 will be applied to reduce the term loan. The default interest rate, if applicable, would be equal to 2% above the otherwise applicable rate. The Term Loan does not carry any prepayment penalty.

         As of June 30, 1998, borrowings under the Revolving Credit Agreement amounted to $30.8 million. On March 31, 1998, in support of the Company's 1998 business plan, the Credit Facility was amended as follows: the total amount available under the Revolving Credit Agreement is $85 million subject to an asset based borrowing formula, with sublimits of $60 million for direct borrowings, $35 million for letters of credit and required seasonal overadvances. The interest rate is equal to the greater of 10% or the prime rate plus 1 1/2% per annum. Outstanding borrowings under the Revolving Credit Agreement in excess of an allowable overadvance will bear interest at the prime rate plus 3 1/2%. The Revolving Credit Agreement also requires the Company to pay certain letter of credit fees and unused commitment fees. Advances and letters of credit will be limited to (i) up to 85% of eligible accounts receivable plus (ii) up to 60% of eligible inventory, plus (iii) an allowable overadvance. Any tax refunds applicable to 1997 and prior years and proceeds from the sales of fixed assets are to be applied to reduce the balloon payment on the Term Loan.

         In April 1997, the Company also entered into a Factoring Agreement with CIT. The Factoring Agreement provides for a factoring commission equal to 0.45% of the gross amount of sales, plus certain customary surcharges. An additional fee of 0.20% was paid upon the conversion to a factored receivable agreement.

         Collateral for the Credit Facility includes a first priority lien on all accounts receivable, machinery, equipment, trademarks, intangibles and inventory, a first mortgage on all real property and a pledge of the Company's stock of its operating subsidiaries, Donnkenny Apparel, Inc., Beldoch Industries Corporation, and Megaknits, Inc.

         During the first half of fiscal 1998, the Company's operating activities used cash principally as a result of increases in accounts receivable and inventories offset by increases in accounts payable. During the first half of fiscal 1997, the Company's operating activities used cash principally as a result of increases in inventories and decreases in accounts payable and accrued expenses. Cash used in investing activities in the first half of fiscal 1998 amounted to $1.9 million, primarily relating to the upgrades in computer systems as discussed above and the contingent earnout payment of $1.1 million related to the acquisition of Beldoch. In the first half of fiscal 1997 cash used in investing activities amounted to $0.1 million for the purchase of fixed assets. Cash provided by financing activities in the first half of fiscal 1998 amounted to $6.1 million, which primarily consisted of repayments of $3.2 million on the Term Loan and net borrowings under the Revolving Credit Agreement of $9.3 million. Cash provided by financing activities in the first half of fiscal 1997 amounted to $4.4 million, which represented repayments of $2.5 million on the Term Loan and net borrowings under the Revolving Credit Agreement of $6.9 million.

         The Company believes that cash flows from operations and amounts available under the Revolving Credit Agreement will be sufficient for its needs in the foreseeable future.

YEAR 2000 ISSUE

The Company recognizes the need for, and has begun implementation of, a comprehensive program intended to upgrade the operating systems, hardware and software, which should eliminate any issue involving Year 2000 compliance. The Company's current software systems, without modification, will be adversely affected by the inability of the systems to appropriately interpret date information after 1999. As part of the process of improving the Company's information systems to provide enhanced support to all operating areas, the Company will upgrade to new financial and operating systems. Such upgrade will provide for or eliminate any issues involving year 2000 compliance because all software implemented is designed to be year 2000 compliant. The Company anticipates that its cost for such upgrade will be approximately $2.1 million. The Company anticipates that it will complete its systems conversion in time to accommodate year 2000 issues. If the Company fails to complete such conversion in a timely manner, such failure will have a material adverse effect on the business, financial condition and results of operations of the Company.

RECENT ACCOUNTING PRONOUNCEMENTS

Segment Information - In June 1997, the FASB issued Statement No. 131, Disclosure about Segments of an Enterprise and Related Information, which requires that public companies report certain information about operating segments in their annual financial statements and in condensed financial statements of interim periods issued to shareholders. It also requires that public companies report certain information about their products and services, the geographic areas in which they operate, and their major customers. Management of the Company is currently reviewing the impact of these requirements on their current level of disclosure.

                           PART II. OTHER INFORMATION

Item 1 - 3.       Not Applicable.

Item 4.           Submission of matters to vote of security holders.

                  The Company's annual meeting of stockholders was held on July 28, 1998. The following directors were elected:

                  Name                    For            Withholding Authority
                  -------------------     ----------     ---------------------
                  Harvey A. Appelle       11,010,093     65,735
                  James W. Crystal        11,005,993     69,835
                  Harvey Horowitz         11,003,293     72,535
                  Lynn Siemers-Cross      11,010,693     65,135
                  Herbert L. Ash          11,012,893     62,935
                  Sheridan C. Biggs       11,012,893     62,935
                  Robert H. Cohen         11,012,693     63,135
                  Daniel H. Levy          11,012,493     63,335
                  Robert H. Martinsen     11,012,893     62,935

                  The appointment of Deloitte & Touche LLP as independent auditors for the fiscal year ended December 31, 1998 was ratified, with 10,541,173 shares voting in favor, 504,305 against, and 30,350 shares abstaining.

Item 5.           Other Information

                  In connection with contingent liabilities arising from the Company's alleged inaccuracies in reporting of revenues and expenses for certain reporting periods, the Company has agreed to deposit $5.0 million over a three year period to help defray claims, if any.

Item 6.           Exhibits and Reports on Form 8-K
------

(a)               Exhibits
                  --------

                  The following documents are filed as part of this report:

                  Exhibit No.      Description of Exhibit
                  -----------      ----------------------
                  3.1              Certificate of Designations of Series A
                                   Junior Preferred Stock of Donnkenny, Inc.

                  10.1 Rights Agreement, dated as of April 2, 1998, between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (incorporated by reference to the Company's Report on Form 8-K, as filed with the Commission on April 14, 1998).

                  27               Financial Date Schedule

(b)               Reports on Form 8-K
                  -------------------

                  The Company filed, during the fiscal quarter ended June 30, 1998, the following report on Form 8-K:

                  A report on Form 8-K on April 14, 1998, responding to Item 5 and stating that, on April 2, 1998, the Company declared a divided of one Preferred Stock Purchase Right for each outstanding share of its Common Stock, payable as of April 13, 1998, to stockholders of record on that date.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Donnkenny, Inc.
                                        Registrant




Date:    August 13, 1998                /s/ Harvey A. Appelle
                                        ----------------------------
                                        Harvey Appelle
                                        Chairman of the Board,
                                        President and Chief
                                        Executive Officer


Date     August 13, 1998                /s/ Stuart S. Levy
                                        ----------------------------
                                        Stuart S. Levy
                                        Vice President - Finance
                                        and Chief Financial Officer,
                                        (Principal Financial Officer)