Form 10-Q
period 1998-09-30
DONNKENNY INC
filed 1998-11-17
CIK 29693

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          [ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to __________

                         Commission file number 0-21940

                                 Donnkenny, Inc.
                                 ---------------
             (Exact name of registrant as specified in its charter)

     Delaware                                        51-0228891
     --------                                        ----------
(State  or  jurisdiction  of                     (I.R.S. Employer
incorporation or organization)                  Identification No.)

     1411 Broadway, New York, NY                          10018
--------------------------------------------------------------------------
(Address of principal executive offices                 (Zip Code)

        Registrant's telephone number, including area code (212) 730-7770
                                                           --------------

                                 NOT APPLICABLE
                                 --------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the
registrant was required to file such reports), Yes X No     and (2) has been the
                                                  ---   ---
subject to such filing requirements for the past 90 days. Yes X No   .
                                                             ---  ---

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock $0.01 par value                            14,169,540             .
----------------------------             ---------------------------------------
       (Class)                             (Outstanding at September 30, 1998)

                         DONNKENNY, INC AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (FORM 10-Q)


PART I - FINANCIAL INFORMATION                                            Page
                                                                         ------
Consolidated financial statements:

   Independent Accountants' Report

   Balance sheets as of September 30, 1998 and December 31, 1997..........I-1

   Statements of operations for the three and nine months ended
   September 30, 1998 and September 30, 1997..............................II-1

   Statements of cash flows for the nine months ended
   September 30, 1998 and September 30, 1997..............................III-1

   Notes to Consolidated Financial Statements.............................IV-1-2

   Management's Discussion and Analysis of Financial Condition and
   Results of Operations..................................................V-1-4

PART II - OTHER INFORMATION

   Legal Proceedings......................................................VI-1

   Exhibits and Reports on Form 8-K.......................................VI-2

   Signatures.............................................................VI-3

                         INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of Donnkenny, Inc.

We have reviewed the accompanying consolidated balance sheet of Donnkenny, Inc. and subsidiaries as of September 30, 1998, the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 1998 and 1997, and the related consolidated statements of cash flows for the nine-month periods ended September 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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


DELOITTE & TOUCHE LLP
New York, New York
November 16, 1998

                        DONNKENNY, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                      (in thousands, except per share data)


                                                                September 30,                 December 31,
                                                                      1998                       1997
                                                                ----------------          ---------------------
                               ASSETS                             (Unaudited)
CURRENT ASSETS:
  Cash                                                          $             68           $         257
  Accounts receivable - net of allowances of $761 and $720                42,078                  24,453
  Recoverable income taxes                                                    78                   1,181
  Inventories                                                             35,074                  27,248
  Deferred tax assets                                                      5,109                   5,109
  Prepaid expenses and other current assets                                2,472                   2,146
                                                                ----------------          ---------------------

           TOTAL CURRENT ASSETS                                           84,879                  60,394

Property, plant and equipment, net                                         9,733                   9,620
Other assets  (Note 3)                                                     1,667                       -
Intangible assets                                                         32,545                  32,446
                                                                ----------------          ---------------------

TOTAL ASSETS                                                    $        128,824          $      102,460
                                                                ================          ======================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt and capital lease           $          1,244          $        5,000
  Accounts payable                                                         9,121                   9,320
  Accrued expenses and other current liabilities                           7,498                   7,720
                                                                ----------------          ---------------------

           TOTAL CURRENT LIABILITIES                                      17,863                  22,040

Long-term portion of capital lease                                           297                       -
Revolving credit borrowings (Note 4)                                      51,208                  21,540
Long-term debt, net of current portion                                         -                     508
Deferred income tax liabilites                                             5,286                   5,286
                                                                ----------------          ---------------------

           TOTAL LIABILITIES                                              74,654                  49,374
                                                                ----------------          ---------------------

COMMITMENTS AND CONTINGENCIES  (Note 3)

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value. Authorized 20,000
  shares; issued and outstanding 14,170 and 14,075
  shares in 1998 and 1997, respectively                                      142                     141
  Additional paid-in capital                                              47,595                  47,360
  Retained earnings                                                        6,433                   5,585
                                                                ----------------          ---------------------
    TOTAL STOCKHOLDERS' EQUITY                                            54,170                  53,086
                                                                ----------------          ---------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $        128,824          $      102,460
                                                                ================          =====================


See accompanying notes to consolidated financial statements.

                        DONNKENNY, INC. AND SUBSIDIARIES
                      Consolidated Statement of Operations
                 (in thousands, except share and per share data)
                                   (Unaudited)


                                                     Three Months Ended Ended September 30,    Nine Months Ended Ended September 30,
                                                     --------------------------------------    -------------------------------------
                                                          1998                  1997                 1998                1997
                                                         ---------          ----------           -----------        -----------
Net sales                                                $  57,649          $  77,133            $   152,334        $ 191,459

Cost of sales                                               44,308             60,763                116,959          149,713
                                                         ---------          ----------           -----------        -----------

  Gross profit                                              13,341             16,370                 35,375           41,746


Selling, general and administrative expenses                10,232             12,616                 30,035           36,654

Amortization of excess cost over fair value of
net assets acquired and other related acquisition
costs                                                          337                246                    984              948
                                                         ---------         -----------           -----------        -----------

Operating income                                             2,772              3,508                  4,356            4,144


Interest expense (net of interest income of $0 and $110
for the  three months and nine months ended
September 30,1998)                                           1,192              1,642                  2,725            4,242
                                                         ---------         -----------           -----------        -----------

Income (loss) before income taxes                            1,580              1,866                  1,631              (98)

Income tax  provision (benefit)                                759                714                    783              (39)
                                                         ---------         -----------           -----------        -----------

Net income (loss)                                        $     821          $   1,152            $       848        $     (59)
                                                         =========         ===========           ============       ===========

Basic and diluted net income (loss) per common share     $    0.06          $    0.08            $      0.06        $   (0.00)
                                                         =========         ===========           ============       ===========


Weighted average number of common shares
outstanding                                             14,169,540         14,550,000              14,143,400        14,100,000
                                                        ==========         ===========           ============       ===========




See accompanying notes to consolidated financial statements.

                        DONNKENNY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)


                                                                                         Nine Months Ended
                                                                             ------------------------------------------------
                                                                                  September 30             September 30
                                                                                      1998                      1997
                                                                             --------------------    ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                                                          $               848      $                    (59)

  Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
  Depreciation and amortization of fixed assets                                            1,247                         1,327
  Loss on disposal of fixed assets                                                            50                             -
  Amortization of intangibles and other assets                                               984                           948
  Provision for losses on accounts receivable                                                133                           300
  Changes in assets and liabilities, net of the effects of acquisitions and disposals:
  (Increase) in accounts receivable                                                      (17,758)                      (21,697)
  Decrease in recoverable income taxes                                                     1,103                         7,104
  (Increase) decrease in inventories                                                      (7,826)                        4,443
  (Increase) in prepaid expenses and other current assets                                   (326)                         (531)
  (Increase) in other assets                                                              (1,667)                            -
  (Decrease) in accounts payable                                                            (199)                       (6,091)
  (Decrease) increase  in accrued expenses and other current liabilities                      14                         1,625
                                                                             --------------------     ------------------------

  Net cash (used in) operating activities                                                (23,397)                      (12,631)
                                                                             --------------------     ------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets                                                                (1,050)                         (291)
  Proceeds from sale of fixed assets                                                          87                           232
  Increase in Intangibles                                                                 (1,083)                       (1,200)
                                                                             --------------------     ------------------------

  Net cash (used in) investing activities                                                 (2,046)                       (1,259)
                                                                             --------------------     ------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt                                                             (3,756)                       (9,142)
  Net borrowings under revolving credit facility                                          29,010                        19,453
                                                                             --------------------     ------------------------


  Net cash provided by financing activities                                               25,254                        10,311
                                                                             --------------------     ------------------------

NET (DECREASE) IN CASH                                                                      (189)                       (3,579)

CASH, AT BEGINNING OF PERIOD                                                                 257                         3,998
                                                                             --------------------     ------------------------

CASH, AT END OF PERIOD                                                       $                68               $           419
                                                                             ====================     ========================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  Income taxes paid                                                          $                56               $            43
                                                                             ====================     ========================
  Interest paid                                                              $             2,874               $         4,455
                                                                             ====================     ========================
  Capital lease obligations incurred                                         $               483               $             -
                                                                             ====================     ========================


See accompanying notes to consolidated financial statements.


                                     III - 1

                        DONNKENNY, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                 (In Thousands Except Share and Per Share Data)

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

NOTE 2 - INVENTORIES

Inventories consist of the following:
                                            September 30,     December 31,
                                                1998              1997
                                                ----              ----

Raw materials  ............................   $  3,974        $  4,209
Work-in-process ...........................      5,256           5,584
Finished goods ............................     25,844          17,455
                                             ---------       ---------
                                              $ 35,074        $ 27,248
                                             =========       ==========


NOTE 3 - CONTINGENCIES

     In connection with contingent liabilities arising from the Company's alleged inaccuracies in the reporting of revenues and expenses for certain reporting periods, the Company has agreed to deposit $5,000 in an escrow account with the Company's insurance carrier over a three year period to help defray claims, if any. At September 30, 1998, $1,667 has been deposited and has been included in other assets.

NOTE 4 - LONG TERM DEBT

     On November 13, 1998 the Company and the Company's operating subsidiaries, DonnKenny Apparel, Inc., MegaKnits, Inc. and Beldoch Industries Corporation, entered into an Amended and Restated Credit Facility (the "Credit Facility") to, among other things, to provide for general working capital needs of the Company including letters of credit. The Credit Facility was amended as follows: the total amount available under the Revolving Credit Agreement is $75 million subject to an asset based borrowing formula, with sublimits of $55 million for direct borrowings, $35 million for letters of credit and certain overadvances. The interest rate is equal to the prime rate plus 1 1/2% per annum. Outstanding borrowings under the Revolving Credit Agreement in excess of an allowable overadvance will bear interest at the prime rate plus 3 1/2%. The Revolving Credit Agreement also requires the Company to pay certain letter of credit fees and unused commitment fees. Advances and letters of credit will be limited to
(i) up to 85% of eligible accounts receivable plus (ii) up to 60% of eligible inventory, plus (iii) an allowable overadvance. Proceeds from the sales of fixed assets and income tax refunds are to be applied to reduce the overadvance facility. The Credit Facility will expire on March 31, 2000. Under the Credit Facility, the Chase Manhattan Bank serves as agent, the CIT Group/ Commercial Services Inc. ("CIT") serves as collateral agent, and each of Fleet, N.A. and the Bank of New York are co-lenders.

NOTE 5 - SHAREHOLDERS RIGHTS PLAN

     On April 2, 1998, the Company's board of directors authorized a stockholder rights plan. Under the terms of the plan, stockholders of record at the close of business on April 13,1998, received a dividend distribution of one preferred stock purchase right for each outstanding share of the Company's common stock held. The rights will become exercisable only in the event, with certain exceptions, an acquiring party accumulates 15 percent or more of the Company's voting stock, or if a party announces an offer to acquire 15 percent or more. The rights will expire on April 1, 2008.

     Each right will entitle stockholders to buy one one-hundredth of a share of a new series of preferred stock at an exercise price of $14.00. In addition, upon the occurrence of certain events, holders of the rights will be entitled to purchase either the company's stock or shares in an "acquiring entity" at half of market-value. Further, at any time after a person or group acquires 15 percent or more (but less than 50 percent) of the Company's outstanding voting stock, the Board of Directors may, at its option, exchange part or all of the rights (other than rights held by the acquiring person or group, which will become void) for shares of the Company's common stock on a one-for-one basis. The Company will be entitled to redeem the rights at $0.01 per right at any time until the tenth day following the acquisition of a 15 percent position in its voting stock.

NOTE 6 - STOCKHOLDERS EQUITY

     The company issued 94,600 shares of common stock to certain key employees during the quarter ended June 30, 1998 in payment of 1997 bonuses, which were accrued and recorded as compensation expense of $236 in the fiscal year ended December 31, 1997.

NOTE 7 - LEGAL PROCEEDINGS

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

     In September 1996, the Securities and Exchange Commission ("SEC") obtained an order directing private investigation of the Company in connection with, among other things, the alleged overstatement of revenues and expenses for certain reporting periods.

     The Company is also a party to legal proceedings arising in the ordinary course of its business. Management believes that the ultimate resolution of these proceedings will not, in the aggregate, have a material adverse on the financial condition, results of operations, liquidity or business of the Company.

                        DONNKENNY, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                            -------------------------

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997

     Net sales decreased by $39.2 million, or 20.4% from $191.5 million in the first nine months of fiscal 1997 to $152.3 million in the first nine months of fiscal 1998. The decrease in the Company's net sales was primarily due to an $29.6 million decrease in sales of License Character products as a result of the Company's exiting these businesses; a $14.1 million decrease in sales of the Victoria Jones Division due to general softness in the sweater business, and reductions in sales to three of the division's largest customers; a $2.3 million decrease of contract work; a $0.8 million decrease in the Company's outlet stores resulting from the planned reduction in the number of Company stores that were operating during the period. The decreases were partially offset by a $7.6 million increase in the Casey & Max, Pierre Cardin and Donnkenny branded apparel divisions of $2.6 million, $4.5 million, and $0.5 million ahead respectively.

     Gross profit for the nine months of fiscal 1998 was $35.4 million, or 23.2% of net sales, compared to $41.7 million, or 21.8% of net sales, during the first nine months of fiscal 1997. The increase in Gross Profit as a percentage of net sales was primarily attributable to the Company's reduced sales of Licensed Character products, which were sold at lower gross margins.

     Selling, general and administrative expenses decreased from $36.7 million in the first nine months of fiscal 1997 to $30.0 million in the first nine months of fiscal 1998. As a percentage of net sales, these expenses were 19.1% in the first nine months of fiscal 1997 and 19.7% in the first nine months of fiscal 1998. The decrease in selling, general and administrative expenses in dollars (of which $4.9 million was associated with exiting the Licensed Character businesses) was due primarily to lower sales and lower distribution expenses as a result of the reduction in sales volume as discussed above and synergies created in combining certain business functions; reduction in professional fees in 1998 from the unusually high expenses that were incurred in 1997 as a result of legal fees associated with the previously reported class action lawsuits; legal and accounting fees associated with the restatement of prior year quarterly and annual financial statements; and consulting services performed in connection with the Company's amended Credit Facility, discussed below. These reductions were partially offset by costs applicable to the factoring agreement that became effective on April 28, 1997.

     Interest expense decreased from $4.2 million during the first nine months of fiscal 1997 to $2.7 million during the first nine months of fiscal 1998. The decrease was primarily the result of lower net average borrowings in 1998 versus 1997 under the Company's Credit Facility.

COMPARISON OF QUARTERS ENDED SEPTEMBER 30, 1998, AND SEPTEMBER 30, 1997

     Net sales decreased by $19.5 million, or 25.3% from $77.1 million in the third quarter of fiscal 1997 to $57.6 million in the third quarter of fiscal 1998. The decrease in the Company's net sales was primarily due to the $11.2 million decrease in sales of License Character products as a result of the Company's exiting these businesses, a $8.4 million decrease in the Victoria Jones Division due to softness in the sweater business and reductions in sales to three of the division's largest customers; a $1.1 million decrease in contract work; a $0.8 million reduction in Donnkenny branded apparel of which $0.6 million was due to the loss of one customer; and a $0.2 million decrease in the Company's outlet stores resulting from the planned reduction in the number of Company stores that were operating during the period. The decreases were partially offset by increases in the Pierre Cardin and Casey & Max Divisions of $0.9 million and $1.3 million, ahead respectively.

     Gross profit for the third quarter of fiscal 1998 was $13.3 million or 23.1% of net sales compared to $16.4 million, or 21.2% of net sales during the third quarter of fiscal 1997. The increase in Gross Profit as a percentage of net sales is primarily attributable to the Company's reduced sales of License Character products, which were sold at lower gross margins.

     Selling, general and administrative expenses decreased from $12.6 million in the third quarter of fiscal 1997 to $10.2 million in the third quarter of fiscal 1998. As a percentage of net sales, these expenses were 16.4% in the third quarter of fiscal 1997 and 17.7% in the third quarter of fiscal 1998. The decrease in selling, general and administrative expenses was due primarily to the Company's exiting from the Licensed Character business, which accounted for $1.8 million of the decrease; lower sales and distribution expenses as a result of the reduction in sales volume as discussed above and synergies created in combining certain business functions; the reduction in professional fees in 1998 from the unusually high expenses incurred in 1997 as a result of legal fees associated with the previously reported class action lawsuits; and legal and accounting fees associated with the restatement of prior year quarterly and annual financial statements. These reductions were partially offset by increased financing costs related to the Company's factoring agreement of $0.3 million, which were not incurred in the third quarter of fiscal 1997.

     Interest expense decreased from $1.6 million during the third quarter of fiscal 1997 to $1.2 million during the third quarter of fiscal 1998. The decrease was primarily the result of lower average borrowings in 1998 versus 1997 under the Company's credit facility.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity requirements arise from the funding of working capital needs, primarily accounts receivable, prepaid expenses, and the interest and principal payments related to certain indebtedness. The Company's borrowing requirements for working capital fluctuate throughout the year.

     Capital expenditures were $1.1 million, primarily for upgrading computer systems during the first nine months of fiscal 1998 compared to $0.3 million in the first nine months of fiscal 1997. The Company may spend up to $3.5 million annually on capital expenditures in accordance with the Revolving Credit Agreement, as described below. The Company has committed to spend an additional $1.9 million in 1998 (totaling $3.0 million for the fiscal year) for upgrading computer systems to increase efficiencies as part of the Company's system upgrade plan.

     On November 13, 1998, the Company and the Company's operating subsidiaries Donnkenny Apparel, Inc., Megaknits, Inc. and Beldoch Industries Corporation, as borrowers, entered into an amended and Restated Credit Facility (the "Credit Facility"). The Credit Facility consists of a Term Loan, a Revolving Credit Agreement, and a Factoring Agreement. The purpose of the Credit Facility is to provide for general working capital needs of the Company, including the issuance of letters of credit. The Credit Facility will expire on March 31, 2000. Under the Credit Facility, The Chase Manhattan Bank serves as agent, The CIT Group/Commercial Services Inc. ("CIT") serves as collateral agent, and each of Fleet Bank, N.A. and the Bank of New York is a co-lender.

     On November 13, 1998, the Credit Facility was amended as follows: the total amount available under the Revolving Credit Agreement is $75 million subject to an asset based borrowing formula, with sublimits of $55 million for direct borrowings, $35 million for letters of credit and certain overadvances. The interest rate is equal to the prime rate plus 1 1/2% per annum. Outstanding borrowings under the Revolving Credit Agreement in excess of an allowable overadvance will bear interest at the prime rate plus 3 1/2%. The Revolving Credit Agreement also requires the Company to pay certain letter of credit fees and unused commitment fees. Advances and letters of credit will be limited to
(i) up to 85% of eligible accounts receivable plus (ii) up to 60% of eligible inventory, plus (iii) an allowable overadvance. Proceeds from the sales of fixed assets and income tax refunds are to be applied to reduce the overadvance facility.

     As of September 30, 1998, the balance of the Term Loan was $1.1 million which balance is due on December 31, 1998. The Term Loan interest rate is equal to the prime rate plus 1 1/2% per annum. As of September 30, 1998, borrowings under the Revolving Credit Agreement amounted to $51.2 million.

     In April 1997, the Company entered into a Factoring Agreement with CIT. The Factoring Agreement provides for a factoring commission equal to 0.45% of the gross amount of assigned sales, plus certain customary surcharges. An additional fee of 0.20% was paid upon the conversion to a factored receivable agreement.

     Collateral for the Credit Facility includes a first priority lien on all accounts receivable, machinery, equipment, trademarks, intangibles and inventory, a first mortgage on all real property and a pledge of the Company's stock of its operating subsidiaries, Donnkenny Apparel, Inc., Beldoch Industries Corporation, and Megaknits, Inc.

     During the first nine months of fiscal 1998, the Company's operating activities used cash principally as a result of increases in accounts receivable, inventories and other assets. During the first nine months of fiscal 1997, the Company's operating activities used cash principally as a result of increases in accounts receivable and decreases in accounts payables partially offset by a decrease in inventories. Cash used in investing activities in the first nine months of fiscal 1998 amounted to $2.0 million, primarily relating to the upgrades in computer systems as discussed above and a contingent earnout payment of $1.1 million related to the acquisition of Beldoch. In the first nine months of fiscal 1997 cash used in investing activities amounted to $1.3 million for the purchase of fixed assets and a contingent earnout payment of $1.2 million related to the acquisition of Beldoch. Cash provided by financing activities in the first nine months of fiscal 1998 amounted to $25.3 million, which represented net borrowings under the Revolving Credit Agreement of $29.0 million and repayments on the Term Loan of $3.8 million. Cash provided by financing activities in the first nine months of fiscal 1997 amounted to $10.3 million, which primarily consisted of repayments of $9.1 million on the Term Loan and net borrowings under the Revolving Credit Agreement of $19.5 million.

     The company believes that cash flows from operations and amounts available under the Revolving Credit Agreement will be sufficient for its needs in the foreseeable future.

SEASONALITY OF BUSINESS AND FASHION RISK

The Company's principal products are organized into seasonal lines for resale at the retail level during the Spring, Summer, Transition, Fall and Holiday Seasons. Typically, the Company's products are designed as much as one year in advance and manufactured approximately one season in advance of the related retail selling season. Accordingly, the success of the Company's products is often dependent on the ability to successfully anticipate the needs of retail customers and the tastes of the ultimate consumer up to a year prior to the revelant selling season.


YEAR 2000 ISSUE

     The Company recognizes the need for, and has begun implementation of, a comprehensive program intended to upgrade the operating systems, hardware and software, which should eliminate any issues involving Year 2000 compliance. The Company's current software systems, without modification, will be adversely affected by the inability of the systems to appropriately interpret date information after 1999. As part of the process of improving the Company's information systems to provide enhanced support to all operating areas, the Company will upgrade to new financial and operating systems. Such upgrade will provide for or eliminate any issues involving Year 2000 compliance because all software to be implemented is designed to be Year 2000 compliant. The Company anticipates that its cost for such upgrade will be approximately $1.9 million for fiscal 1998 of which $0.6 million has been incurred to date and $1.3 million will be spent in the fourth fiscal quarter. The Company anticipates that it will complete its systems conversion in time to accommodate Year 2000 issues. If the Company fails to complete such conversion in a timely manner, such failure will have a material adverse effect on the business, financial condition and results of operations of the Company. The Company does not currently have any information concerning Year 2000 compliance status of its suppliers and customers. In the event that the Company's significant suppliers or customers do not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected. The Company is currently evaluating its non-information technology systems (embedded technology) and is also developing its contingency plans for its information technology systems and believes that it will complete both in time to accommodate Year 2000 issues.

RECENT ACCOUNTING PRONOUNCEMENTS

Comprehensive Income - Current accounting standards require that certain items such as (1) foreign currency translation adjustments, (2) unrealized gains and losses on certain investments in debt and equity securities, (3) minimum pension liability adjustment, and (4) unearned compensation expense related to stock issuances to employees be presented as separate components of stockholders' equity. The adoption of SFAS No. 130 in the first quarter of 1998 had no impact on the Company's financial statements as the Company had no comprehensive income items.

Segment Information - In June 1997, the FASB issued SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, which requires that public companies report certain information about operating segments in their annual financial statements and in condensed financial statements of interim periods issued to shareholders. It also requires that public companies report certain information about their products and services, the geographic areas in which they operate, and their major customers. Management of the Company is currently reviewing the impact of these requirements on their current level of disclosure.

Employers' Disclosures about Pensions and other Postretirement Benefits - In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" which is effective for fiscal years beginning after December 15, 1998. SFAS No. 132 revises employers' disclosures about pensions and other postretirement benefit plans. It does not change the measurement or recognition of those plans. This statement standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures. The Company is currently reviewing the impact of this statement on its current level of disclosure.

Accounting For Derivative Instruments And Hedging Activities - In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes standards for the accounting and reporting for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company has determined that this statement will not have a significant impact on its financial statements or disclosures, as it does not engage in derivative or hedging transactions.

                           PART II. OTHER INFORMATION

Item 1 - 4.       Not Applicable.
-----------


Item 5.           Other Information
------
                  In connection with contingent liabilities arising from the Company's alleged inaccuracies in the reporting of revenues and expenses for certain reporting periods, the Company has agreed to deposit $5,000 million in an escrow account with the Company's insurance carrier over a three year period to help defray claims, if any. At September 30, 1998, $1,667 million has been deposited and has been included in other assets.

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

                  10.2           Beverly Eichel Employment Agreement

                  10.3           Amended and Restated Credit Facility Agreement

                  27             Financial Data Schedule

(b)               Reports on Form 8-K
                  -------------------

                  The Company filed, during the fiscal quarter ended June 30, 1998, the following report on Form 8-K.

                  A report on Form 8-K on April 14, 1998, responding to item 5 and stating that, on April 2, 1998, the Company declared a dividend of one Preferred Stock Purchase Right for each outstanding share of its Common Stock, payable as of April 13, 1998, to shareholders of record on that date.

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


                                                  Donnkenny, Inc.
                                                  ---------------------------
                                                  Registrant




Date: November 16, 1998                           /s/ Harvey A. Appelle
                                                  ---------------------------
                                                  Harvey Appelle
                                                  Chairman of the Board,
                                                  Chief Executive Officer


Date: November 16, 1998                            /s/ Beverly Eichel
                                                  ---------------------------
                                                  Beverly Eichel
                                                  Executive Vice President
                                                  and Chief Financial Officer,
                                                  (Principal Financial Officer)