Form 10-K/A
period 1997-12-31
DONNKENNY INC
filed 1999-02-05
CIK 29693

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KA
(MARK ONE)

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1997

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


For the transition period from                  to
                              ------------------

                         Commission file number 0-21940
                                               ---------

                                DONNKENNY, INC.
                                ---------------
             (Exact name of registrant as specified in its charter)

                  Delaware                         51-0228891
       -------------------------------             ----------
       (State or other jurisdiction of          (I.R.S. Employer
        incorporation or organization)         Identification No.)

1411 Broadway
New York, New York                                   10018
----------------------------------------            -------
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code  (212) 730-7770
                                                   ----------------

Securities registered pursuant to Section 12(b) of the Act:


    Title of each class         Name of each exchange on which registered
    -------------------         -----------------------------------------
          None                                    None
          ----                                    ----

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                          ----------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                      [X]

The aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant, based on a closing sale price of the Common Stock on the Nasdaq National Market on March 19, 1998 of $2.75 per share, was approximately $38,706,085(1). As of March 19, 1998, 14,074,940 shares of Common Stock of
Registrant were outstanding.

---------------
(1) For purposes of this Report, the number of shares held by non-affiliates was determined by aggregating the number of shares held by Officers and Directors of Registrant, and by others who, to Registrant's knowledge, own more than 10% of Registrant's Common Stock, and subtracting those shares from the total number of shares outstanding.

                                DONNKENNY, INC.

                                   FORM 10-KA

                               DECEMBER 31, 1997



                               INTRODUCTORY NOTE


This Amendment on Form 10-K/A amends the Registrant's Annual Report on Form 10-K, as filed by the Registrant on March 31, 1998, and is being filed to reflect the restatement of the Registrant's consolidated financial statements (the "Restatement"). The Restatement reflects the appropriate recognition of net sales, cost of sales and certain expenses.









-------------------------------------------------------------------------------

Item 6.  SELECTED FINANCIAL DATA

            The selected consolidated financial data as of December 31, 1997 and December 31, 1996 and for each of the fiscal years in the three year period ended December 31, 1997 have been derived from the Company's consolidated financial statements included elsewhere in this Form 10-K/A which have been audited by Deloitte & Touche LLP, independent auditors, whose report thereon is also included herein. The selected consolidated financial data as of December 3, 1994 and December 4, 1993 and for the fiscal years then ended have been derived from the Company's consolidated financial statements, which are not included herein. The December 4, 1993 financial statements were audited by other auditors. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and its Subsidiaries and related notes thereto incorporated by reference herein.

                                                                      Year Ended
                                       ---------------------------------------------------------------------------
                                       DECEMBER 4,    DECEMBER 3,     DECEMBER 2,     DECEMBER 31,    DECEMBER 31,
                                          1993          1994 (2)        1995 (2)         1996             1997
                                       -----------    -----------     -----------     ------------    ------------
CONSOLIDATED STATEMENT OF OPERATIONS
DATA:
  Net sales ........................    $ 144,080      $ 145,784       $ 197,960       $ 255,179        $ 245,963
  Cost of sales ....................      100,321        102,584         145,460         202,580          196,633
                                        ---------      ---------       ---------       ---------        ---------
  Gross profit .....................       43,759         43,200          52,500          52,599           49,330
  Selling, general and .............       25,298         26,005          34,676          57,603           45,867
    administrative expenses
  Amortization of goodwill .........        1,317          1,145             985           1,449            1,204
    and other related
    acquisition costs
    Restructuring Charge ...........         --             --             2,815            --              1,723
Gain on sale of license                      --           (1,116)           --              --               --
                                        ---------      ---------       ---------       ---------        ---------
  Operating profit (loss) ..........       17,144         17,166          14,024          (6,453)             536
  Interest expense, net ............        5,312          2,870           4,135           5,154            4,955
                                        ---------      ---------       ---------       ---------        ---------
  Income  (loss) before
    income taxes and ...............       11,832         14,296           9,889         (11,607)          (4,419)
    extraordinary charge
  Income taxes (benefit) ...........        4,615          5,717           4,254          (3,319)          (1,210)
                                        ---------      ---------       ---------       ---------        ---------
  Income (loss) before
    extraordinary charge ...........        7,217          8,579           5,635          (8,288)          (3,209)
Extraordinary charge
    related to early
    extinguishment of debt,
    net of taxes ...................          453            295            --              --               --
                                        ---------      ---------       ---------       ---------        ---------
  Net income (loss) ................    $   6,764      $   8,284       $   5,635       $  (8,288)       $  (3,209)
                                        =========      =========       =========       =========        =========

BASIC INCOME (LOSS) PER COMMON
SHARE (1) :
  Income (loss) before
    Extraordinary item .............    $     .74      $     .64       $     .41       $    (.59)       $    (.23)

  Extraordinary item ...............    $    (.05)          (.02)           --              --               --
                                        ---------      ---------       ---------       ---------        ---------

  Net income (loss) ................    $     .69      $     .62       $     .41       $    (.59)       $    (.23)
                                        =========      =========       =========       =========        =========

Shares used in the calculation of
basic income (loss) per share ......        9.816         13,330          13,910          14,012           14,070
                                        =========      =========       =========       =========        =========


CONSOLIDATED BALANCE SHEET DATA:
  Working capital ..................    $  28,814      $  53,817       $  80,270       $  16,917        $  38,354
  Total assets .....................       93,112        107,937         157,486         139,433          102,460
  Long-term debt, including
    current portion ................       32,110         28,315          62,611          50,761           27,048
  Stockholders' equity .............       39,782         57,351          65,147          55,278           53,086

---------------

(1) All per share amounts and the shares used in the calculation of basic income (loss) per share have been retroactively restated to reflect the two-for-one stock split paid on December 18, 1995 to stockholders of record on December 4, 1995 and the effects of SFAS 128

(2) As restated, see Note 19 of the Company's notes to Consolidated Financial Statements.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth selected operating data of the Company as a percentage of net sales, for the periods indicated below:

                                                        December 2, December 31, December 31,
FISCAL YEAR ENDED                                         1995 (1)     1996         1997
---------------------------------------------------------------------------------------------
Net sales                                                  100.0%      100.0%       100.0%
Cost of goods sold                                          73.5        79.4         79.9
                                                           -----       -----        -----
Gross profit                                                26.5        20.6         20.1
Selling, general and administrative expenses                17.5        22.6         18.7
Amortization of goodwill and other related acquisition       0.5         0.6          0.5
costs
Restructuring charge                                         1.4         --           0.7
                                                           -----       -----        -----
Operating income/(loss)                                      7.1        (2.5)         0.2
Interest expense, net                                        2.1         2.0          2.0
                                                           -----       -----        -----
Income/(loss) before income taxes                            5.0        (4.5)        (1.8)
Income tax provision (benefit)                               2.1        (1.3)        (0.5)
                                                           -----       -----        -----
Net income/(loss)                                            2.9%       (3.2%)       (1.3)
                                                           =====       =====        =====

(1) As restated, see Note 19 of the Company's notes to Consolidated Financial Statements.

COMPARISON OF FISCAL 1997 WITH FISCAL 1996

NET SALES

            Net Sales decreased by $9.2 million or 3.6% from $255.2 million in fiscal 1996 to $246.0 million in Fiscal 1997. The decline in net sales was primarily the result of decreases in the Licensed Character business which was down $35.6 million or 46.9%. The decline was due to the discontinuation of the Lewis Frimel division and the decrease in sales of other licensed character lines. The decrease was partially offset by increases in the Company's core divisions - Donnkenny, Beldoch and Oak Hill which had increases of $8.1 million, $9.8 million and $8.8 million respectively. The Company continues to stress its strategy of diversifying its product mix while selling to a broad range of retail stores. Sportswear accounted for approximately 84% of 1997 net sales while the licensed character business accounted for the remaining 16%

GROSS PROFIT

            Gross profit for Fiscal 1997 was $49.3 million, or 20.1% of net sales, compared to $52.6 million, or 20.6% of net sales, for Fiscal 1996. Significant factors that contributed to the decline in gross profit included the sell of inventory resulting form the closing of the Lewis Frimel Division; softness in other licensed character lines and excess supply of these products in the market place; softness in the sweater business due to warm warmer weather during the winter of 1997; and approximately $0.3 million, applicable to sales returns and allowances recorded in the fourth quarter of 1997 in the normal course of business. Additionally, in the fourth quarter of Fiscal 1997, the Company decided to discontinue certain licensed character lines, and as a result recorded additional markdowns of $0.5 million.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

            Selling, general and administrative expenses decreased from $57.6 million in Fiscal 1996 to $45.9 million in Fiscal 1997. As a percentage of net sales, these costs decreased from 22.6% in Fiscal 1996 to 18.7% in Fiscal 1997. Included in Fiscal 1997 are one-time charges in the amount of approximately $4.1 million, the largest component of which is $3.5 million in additional professional fees as the result of legal fees associated with the previously reported class action lawsuits, legal and accounting fees associated with the restatement of prior year quarterly and annual financial statements and consulting services related to the Company's amended credit facility. Included in Fiscal 1996 were one-time charges totaling $4.2 million or 1.7% of net sales related to the following: the rescission of the Fashion Avenue acquisition of $0.5 million; severance relating to departing employees of 40.9 million and professional fees of $2.8 million associated with the class action lawsuits, legal and accounting fees related to the special investigation and restatements of prior year financial results.

            Excluding these charges, the balance of selling, general and administrative expenses for Fiscal 1997 was $41.8 million or 17.0% of net sales and for Fiscal 1996, $53.4 million, or 20.9% of net sales. The $11.6 million decline in selling, general and administrative expense is due to reductions in all expense categories except distribution and factoring fees. Distribution expenses increased as a result of higher temporary employee expenses in South Carolina distribution facility which were mostly offset by savings from the closing of the Mississippi distribution facility and lower costs at the West Hempstead distribution facility. As a result of the amended credit facility discussed below, the Company incurred $1.0 million in factoring fees which were not incurred in Fiscal 1996. The reductions in other selling, general and administrative categories included: Design and Sample expense decreases which were primarily the result of synergies resulting from consolidating company activities and reduced sample expense related to the discontinuation of the licensed character division; decrease in Sales expenses was the result of headcount and advertising reductions and lower sales commissions related to the reduced road force; decreases in Administrative expenses resulting from headcount reductions; Occupancy expense reductions which were primarily the result of closing the Plainview and Mississippi distribution facilities in Fiscal 1996.

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

INCOME FROM OPERATIONS

            In fiscal 1997, the Company reported income from operations of $0.5 million, versus a loss form operations of $6.5 million in Fiscal 1996.

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

COMPARISON OF FISCAL 1996 WITH FISCAL 1995

            Subsequent to the issuance of the Company's December 31, 1997 consolidated financial statements, the Company's management discovered accounting irregularities in the financial statements for the year ended December 2, 1995 and the transition period from December 3, 1995 to December 31, 1995. As a result, the consolidated financial statements as of and for the year ended December 2, 1995, have been restated from the amounts previously reported to appropriately account for the recognition of net sales, cost of sales, and certain expenses.

NET SALES

            Net sales increased by $57.2 million, or 28.9%, from $198 million in Fiscal 1995 to $255.2 million in Fiscal 1996. Fiscal 1996 includes net sales for Beldoch and Oak Hill for a full year as compared to net sales for six months and five months, respectively, in Fiscal 1995. The inclusion of first half sales from these two divisions accounted for $52.2 million of the increase. The balance of the net sales increase was achieved in each of the Company's other divisions, other than the Lewis Frimel Division where net sales declined by $3.8 million. The Company continues to stress its strategy of diversifying its product mix while selling to a broad range of retail stores. Sportswear accounted for approximately 70% of 1996 net sales while the licensed character business accounted for the remaining 30%.

GROSS PROFIT

            Gross profit for Fiscal 1996 was $52.6 million, or 20.6% of net sales, compared to $52.5 million, or 26.5% of net sales, for Fiscal 1995. In the fourth quarter of Fiscal 1996, management undertook a program to reduce excess inventories and balance quantities on hand with the Company's near term needs. As a result, the Company recorded markdowns of $11.4 million. The Company also recorded, in the fourth quarter, approximately $5.1 million applicable to sales returns and allowances. The decline in the gross profit margin was primarily the result of these markdowns, and to a lesser extent, sales returns and allowances.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

            Selling, general and administrative expenses increased from $34.7 million in Fiscal 1995 to $57.6 million in Fiscal 1996. As a percentage of net sales, these costs increased from 17.5% in Fiscal 1995 to 22.6% in Fiscal 1996. Included in Fiscal 1996 are charges totaling $4.2 million, or 1.7% of net sales related to the following: the rescission of the Fashion Avenue acquisition of $0.5 million; severance relating to departing employees of $0.9 million; litigation expenses of $1.2 million' and professional fees and special investigation expenses of $1.6 million. Excluding these charges, the balance of SG&A for Fiscal 1996 is $53.4 million or 20.9% of net sales. Of the $18.7 million year to year change, as adjusted, $12.9 million (excluding distribution expenses) or 5.1% of net sales, relates to Beldoch and Oak Hill which were only included for six months and five months, respectively, in Fiscal 1995. Additionally, distribution expense increased by $3.8 million to $7.8 million in fiscal 1996 or 3.1% of net sales, a 1.0 percentage point increase over 1995. The increase is related to the opening of a new distribution facility in Summerville, South Carolina and the closing of two distribution centers in Mississippi and New York.

LOSS FROM OPERATIONS

            In Fiscal 1996 the Company reported a loss from operations of $6.5 million versus Fiscal 1995 operating income of $14.0 million principally related to the inventory adjustments and sales allowances and the $4.2 million of costs discussed in the preceding paragraph.


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

PROVISION FOR INCOME TAXES

            The Company's tax benefit in Fiscal 1996 amounts to 28.6% of pre-tax losses as compared to a provision of 43.0% for Fiscal 1995. The benefit in Fiscal 1996 is lower than the Company's historical tax rate due to the recording of a valuation allowance on a portion of deferred tax assets related to state net operating loss carryforwards.

NET INCOME

            In Fiscal 1996 the Company reported a net loss of $8.3 million, or ($0.59) diluted loss per share, as a result of the factors described above, versus Fiscal year 1995 net income of $5.6 million, or $0.40 diluted income per share.


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

            At the end of Fiscal 1997, direct borrowings were $27.0 million, which included a senior term loan of $5.5 million and revolving credit borrowings of $21.5 million. Additionally, the Company has letters of credit outstanding of $20.9 million, with unused availability of $14.1 million. At the end of Fiscal 1996, direct borrowings and letters of credit outstanding under the prior credit facility were $50.8 million and $19.9 million respectively.

            On April 30, 1997, the Company entered into an amended credit facility (the "Credit Facility") to, among other things, include the Company's operating subsidiaries Donnkenny Apparel, Inc., MegaKnits, Inc. and Beldoch Industries Corporation as borrowers. The Credit Facility consists of a Term Loan, a Revolving Credit Agreement, and a Factoring Agreement. The purpose of the Credit Facility is to provide for working capital needs of the Company including, the issuance of letters of credit. The Credit Facility expires on March 31, 1999. Under the Credit Facility, The Chase Manhattan Bank serves as agent (and holds a 35% interest), the CIT Group/Commercial Services Inc. ("CIT") serves as collateral agent (and holds a 15% interest), and each of Fleet Bank, N.A. and the Bank of New York are co-lenders (each holding a 25% interest).

            As of March 20,1998, the balance of the Term Loan was $5.5 million. The interest rate is equal to the prime rate plus 1 1/2 % per annum. The amortization schedule calls for quarterly payments of approximately $1.3 million, with a balloon payment of $0.5 million due on March 31, 1999. An excess cash flow recapture is payable annually within 15 days after receipt of the Company's audited fiscal year-end financial statements. In addition, any tax refunds received in Fiscal 1998 will be applied to reduce the balloon payment. The default interest rate, if applicable, would be equal to 2% above the otherwise applicable rate. The Term Loan does not carry any prepayment penalty.

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

            Collateral for the Credit Facility includes a first priority lien on all accounts receivable, machinery, equipment, trademarks, intangibles and inventory, a first mortgage on all real property and a pledge of the Company's stock interest in the Company's operating subsidiaries, Donnkenny Apparel, Inc., Beldoch Industries Corp., and Megaknits, Inc.

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

            On November 13, 1998, the Company and the Company's operating subsidiaries Donnkenny Apparel, Inc., Megaknits, Inc., and Beldoch Industries Corporation, as borrowers, entered into an amended and Restated Credit Facility (the "Credit Facility"). The Credit Facility consists of a Term Loan, a Revolving Credit Agreement, and a Factoring Agreement. The purpose of the Credit Facility is to provide for general working capital needs of the Company, including the issuance of letters of credit. The Credit Facility will expire on March 31, 2000. Under the Credit Facility, the Chase Manhattan Bank serves as agent, The CIT Group/Commercial Services Inc. ("CIT") serves as collateral agent, and each of Fleet Bank, N.A. and the Bank of New York is a co-lender.

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

            During Fiscal 1997, the Company's operating activities generated $20.0 million more cash than they used, principally as the result of decreases in accounts receivable, inventories and recoverable income taxes, partially offset by decreases in accounts payable. During Fiscal 1996, the Company's operating activities generated $5.8 million more cash then they used, principally as the result of decreases in accounts receivable and inventories, increases in accounts payable partially offset by the net loss.

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

            Cash used in financing activities in Fiscal 1997 was 22.7 million, which represented repayments of 12.3 million on the Term Loan, net repayments under the Revolving Credit Agreement of $11.5 million and the repayment of the Virginia State Loan of $0.2 million. Cash used in financing activities in Fiscal 1996 was $6.2 million, which represented repayments of $5.0 million for a senior term loan with the Chase Manhattan Bank, and $2.0 million for the note relating to the acquisition of Beldoch. This was offset by net borrowings under the revolving credit line.

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

Seasonality of Business and Fashion Risk

            The Company's principal products are organized into seasonal lines for resale at the retail level during the Spring, Summer, Transition, Fall and Holiday Seasons. Typically, the Company's products are designed as much one year in advance and manufactured approximately one season in advance of the related retail selling season. Accordingly, the success of the Company's products is often dependent on the ability to successfully anticipate the needs of retail customers and the tastes of the ultimate consumer up to a year prior to the relevant selling season.

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

Asian Operations

            The Company's operations in Asia are subject to certain political and economic risks including, but not limited to, political instability, changing tax and trade regulations and currency devaluations and controls. The Company's risks associated with the Company's Asian operations may be higher in 1998 than has historically been the case, due to the fact financial markets in East and Southeast Asia have recently experienced and continue to experience difficult conditions, including a currency crisis. As a result of recent economic volatility, the currencies of many countries in this region have lost value relative to the US dollar. Although the Company has experienced no material foreign currency transaction losses since the beginning of the crisis, its operations in the region are subject to an increased level of economic instability. Approximately 50% of the products sold by the Company in Fiscal

1997 were manufactured in Asia. The impact of these events on the Company's business, and in particular its sources of supply, cannot be determined at this time.

Factors that May Affect Future Results and Financial Condition

            The Company's future operating results and financial condition are dependent upon the Company's ability to successfully design, manufacture, import and market apparel.

Year 2000 Issue

         The Company recognizes the need for, and has begun implementation of, a comprehensive program intended to upgrade the operating systems, hardware and software, which should eliminate any issues involving Year 2000 compliance. The Company's current software systems, without modification, will be adversely affected by the inability of the systems to appropriately interpret date information after 1999. As part of the process of improving the Company's information systems to provide enhanced support to all operating areas, the Company will upgrade to new financial and operating systems. Such upgrade will provide for or eliminate any issues involving Year 2000 compliance because all software to be implemented is designed to be Year 2000 compliant. The Company anticipates that its cost for such upgrade will be approximately $1.9 million for Fiscal 1998 of which $0.6 million has been incurred to date and $1.3 million will be spent in the fourth fiscal quarter. The Company anticipates that it will complete its systems conversion in time to accommodate Year 2000 issues. If the Company fails to complete such conversion in a timely manner, such failure will have a material adverse effect on the business, financial condition and results of operations of the Company. The Company does not currently have any information concerning Year 2000 compliance status of its suppliers and customers. In the event that the Company's significant suppliers or customers do not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected. The Company is currently evaluating its non-information technology systems (embedded technology) issues and is also developing its contingency plans for its information technology systems and believes that it will complete both issues in time to accommodate Year 2000 issues.

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

            In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" which is effective for fiscal years beginning after December 15, 1997. SFAS No. 132 revises employer' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. This statement standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures. The Company has determined that this statement will not have a significant impact on its financial statements or disclosures.

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

Forward Looking Statements

            This Form 10-K (including by not limited to the sections hereof entitled "Business" and "Management's Discussion and Analysis") contains or incorporates by reference forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Where any such forward looking statement includes a statement of the assumptions or bases underlying such forward looking statement, the Company cautions that assumed facts or bases almost always vary from the actual results, and the differences between assumed facts or bases and actual results can be material, depending on the circumstances. Where, in any forward-looking statement, the Company or its management expresses an expectation or belief as to future results, there can be no assurance that the statement of the expectation or belief will result, or be achieved or accomplished. The words "believe", "expect", "estimate", "project", "seek", "anticipate" and similar expressions may identify forward-looking statements.



Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            See Financial Statements following item 14 of this Annual Report of Form 10-KA

                                    PART IV

Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)         The following documents are filed as part of this report:

            1.          Independent Auditors' Report

                        Consolidated Balance Sheets at December 31, 1997 and December 31, 1996

                        Consolidated Statements of Income for the Fiscal Years ended December 31, 1997, December 31, 1996 and December 2, 1995 (restated)

                        Consolidated Statements of Stockholders' Equity for the Fiscal Years ended December 31, 1997, December 31, 1996 and December 2, 1995 (restated)

                        Consolidated Statements of Cash Flows for the Fiscal Years ended December 31, 1997, December 31, 1996 and December 2, 1995 (restated)

                        Notes to Consolidated Financial Statements

            2.          Financial Statement Schedule

                                    Valuation and Qualifying Accounts

            3. The Exhibits, which are listed on the Exhibit Index attached hereto

(b)         Reports on Form 8-K

            The Company filed no reports on Form 8-K during the last quarter of Fiscal 1997.

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE COMPANY HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

DATED:  FEBRUARY 5, 1999
                                         DONNKENNY, INC.


                                         BY:
                                            -----------------------------------
                                            HARVEY A. APPELLE, CHAIRMAN OF
                                            THE BOARD OF DIRECTORS
                                            AND CHIEF EXECUTIVE OFFICER


         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE COMPANY IN THE CAPACITIES AND ON THE DATES INDICATED.


DATED:  FEBRUARY 5, 1999        --------------------------------------------
                                HARVEY A. APPELLE, CHAIRMAN OF THE BOARD OF
                                DIRECTORS AND CHIEF EXECUTIVE OFFICER
                                (PRINCIPAL EXECUTIVE OFFICER)



DATED:  FEBRUARY 5, 1999        --------------------------------------------
                                HERBERT L. ASH, DIRECTOR



DATED:  FEBRUARY 5, 1999        --------------------------------------------
                                SHERIDAN C. BIGGS, DIRECTOR



DATED:  FEBRUARY 5, 1999        --------------------------------------------
                                ROBERT H. COHEN, DIRECTOR



DATED:  FEBRUARY 5, 1999        --------------------------------------------
                                JAMES W. CRYSTAL, DIRECTOR



DATED:  FEBRUARY 5, 1999        --------------------------------------------
                                HARVEY HOROWITZ, DIRECTOR



DATED:  FEBRUARY 5, 1999        --------------------------------------------
                                DANIEL H. LEVY, DIRECTOR

DATED:  FEBRUARY 5, 1999        --------------------------------------------
                                BEVERLY EICHEL, CHIEF FINANCIAL OFFICER,
                                EXECUTIVE VICE PRESIDENT-FINANCE AND
                                ASSISTANT SECRETARY (PRINCIPAL FINANCIAL
                                AND ACCOUNTING OFFICER)



DATED:  FEBRUARY 5, 1999        --------------------------------------------
                                ROBERT H. MARTINSEN, DIRECTOR



DATED:  FEBRUARY 5, 1999        --------------------------------------------
                                LYNN SIEMERS-CROSS, PRESIDENT AND CHIEF
                                OPERATING OFFICER

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Donnkenny, Inc.

            We have audited the accompanying consolidated balance sheets of Donnkenny, Inc. and subsidiaries as of December 31, 1997 and December 31, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the fiscal years in the three year period ended December 31, 1997. Our audits also included the financial statements schedule listed in the Index at item 14(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

            In our opinion, such consolidated financial statements present fairly, in all material respects the financial position of Donnkenny, Inc. and Subsidiaries at December 31, 1997 and December 31, 1996, and the results of their operations and cash flows for each of the fiscal years in the three year period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

            As discussed in Note 19, the accompanying consolidated financial statements for the year ended December 2, 1995 have been restated.





Deloitte & Touche LLP
New York, New York
March 20, 1998
(March 31, 1998 as to Note 8)
(February 2, 1999 as to Notes 18 & 19)

                        DONNKENNY, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                               DECEMBER 31, DECEMBER 31,
                                                                                  1997          1996
                                                                               ------------ ------------
ASSETS
CURRENT ASSETS:
             Cash .............................................................   $    257   $  3,998
             Accounts Receivable, net of allowances of $720
             and  $2,240, respectively ........................................     24,453     29,721
             Recoverable income taxes .........................................      1,181      8,625
             Inventories ......................................................     27,248     46,793
             Deferred tax assets ..............................................      5,109      4,439
             Prepaid expenses and other current assets ........................      2,146      1,633
                                                                                  --------   --------
             Total current assets .............................................     60,394     95,209
PROPERTY, PLANT AND EQUIPMENT, NET ............................................      9,620     11,774
INTANGIBLE ASSETS .............................................................     32,446     32,450
                                                                                  --------   --------
TOTAL .........................................................................   $102,460   $139,433
                                                                                  ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
             Current portion of long-term debt ................................   $  5,000   $ 50,761
             Accounts payable .................................................      9,320     19,476
             Accrued expenses and other current liabilities ...................      7,720      8,055
                                                                                  --------   --------
             Total current liabilities ........................................     22,040     78,292
                                                                                  --------   --------
LONG-TERM DEBT ................................................................     22,048
DEFERRED TAX LIABILITIES ......................................................      5,286      5,863

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
             Preferred stock $.01 par value;
             authorized 500 shares, issued none ...............................
             Common stock, $.01 par value;
             authorized 20,000 shares, issued
             and outstanding 14,075 and 14,045
             shares in 1997and 1996 respectively ..............................        141        140
             Additional paid-in capital .......................................     47,360     46,344
             Retained earnings ................................................      5,585      8,794
                                                                                  --------   --------
             Total stockholders' equity .......................................     53,086     55,278
                                                                                  --------   --------
TOTAL .........................................................................   $102,460   $139,433
                                                                                  ========   ========

          See accompanying notes to consolidated financial statements.

                        DONNKENNY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



                                                   YEAR ENDED      YEAR ENDED         YEAR ENDED
                                                   DECEMBER 31,    DECEMBER 31,       DECEMBER 2,
                                                      1997            1996               1995
                                                   ------------    ------------       ------------
                                                                                (AS RESTATED, SEE NOTE 19)
NET SALES ......................................   $    245,963    $    255,179       $    197,960
COST OF SALES ..................................        196,633         202,580            145,460
                                                   ------------    ------------       ------------
   Gross Profit ................................         49,330          52,599             52,500

OPERATING EXPENSES:
Selling, general and administrative expenses ...         45,867          57,603             34,676
Amortization of goodwill and other related
   acquisition costs ...........................          1,204           1,449                985

Restructuring charge (loss) ....................          1,723                              2,815
                                                   ------------    ------------       ------------
   Operating income (loss) .....................            536          (6,453)            14,024

OTHER EXPENSE:
Interest expense (net of interest income of
$500 in 1997) ..................................          4,955           5,154              4,135
                                                   ------------    ------------       ------------
   (Loss) income before income taxes ...........         (4,419)        (11,607)             9,889


INCOME TAX (BENEFIT) PROVISION .................         (1,210)         (3,319)             4,254
                                                   ------------    ------------       ------------
NET (LOSS) INCOME ..............................   $     (3,209)   $     (8,288)      $      5,635
                                                   ============    ============       ============


Basic (loss) income per common share ...........   $      (0.23)   $      (0.59)      $       0.41
                                                   ============    ============       ============

Diluted (loss) income per common share .........   $      (0.23)   $      (0.59)      $       0.40
                                                   ============    ============       ============

Shares used in the calculation of basic (loss)
income per common share ........................     14,070,000      14,012,000         13,910,000
                                                   ============    ============       ============

Shares used in the calculation of diluted (loss)
income per common share ........................     14,070,000      14,012,000         13,986,000
                                                   ============    ============       ============

          See accompanying notes to consolidated financial statements.

                        DONNKENNY, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                        PREFERRED     COMMON      ADDITIONAL       RETAINED    TOTAL STOCKHOLDERS'
                                          STOCK        STOCK    PAID-IN CAPITAL    EARNINGS          EQUITY
                                        ---------   ---------   ---------------   ----------   -------------------
BALANCE, DECEMBER 3, 1994                $  --         $ 137        $ 43,585       $ 14,104          $ 57,826
(As previously reported)
Prior period adjustment (See Note 19)                                                  (475)             (475)
                                        ---------   ---------     -----------     ----------        ----------


BALANCE, DECEMBER 3, 1994
 (As restated)........................                   137          43,585         13,629            57,351
  Exercise of stock options...........                     2           2,159                            2,161
  Net income (As restated)............                                                5,635             5,635
                                        ---------   ---------     -----------     ----------        ----------

BALANCE, DECEMBER 2, 1995                                139          45,744         19,264            65,147
 (As restated)
  Net loss - December 3, 1995 to
  December 31, 1995
  (As restated)  (Note 2).............                                               (2,182)           (2,182)
  Exercise of stock options...........                     1             600                              601

Net loss - year ended December
   31, 1996...........................                                               (8,288)           (8,288)
                                        ---------   ---------     -----------     ----------        ----------

BALANCE, DECEMBER 31, 1996                               140          46,344          8,794            55,278

  Issuance of Common Stock                                 1             116                              117

  Tax benefit attributable to the
  exercise of stock options...........                                   900                              900

  Net loss                                                                           (3,209)           (3,209)
                                        ---------   ---------     -----------     ----------        ----------

BALANCE, DECEMBER 31, 1997               $  --         $ 141        $ 47,360       $  5,585          $ 53,086
                                        =========   =========     ===========     ==========        ==========

          See accompanying notes to consolidated financial statements.

                        DONNKENNY, INC AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                     YEAR ENDED   YEAR ENDED   YEAR ENDED
                                                                     DECEMBER 31, DECEMBER 31, DECEMBER 2,
                                                                        1997         1996         1995
                                                                     ------------ ------------ ------------
                                                                                               (AS RESTATED,
                                                                                                SEE NOTE 19)
CASH FLOWS FROM OPERATING ACTIVITIES:
             Net (loss) income .....................................  $  (3,209)   $  (8,288)   $   5,635
             Adjustments to reconcile net cash
             provided by (used in) operating activities:
             Deferred income taxes .................................     (1,247)      (2,449)       1,279
             Depreciation and amortization of fixed assets .........      1,770        1,911        1,889
             Amortization of inventory step up .....................                                1,905
             Amortization of intangibles and other assets ..........      1,204        1,449          985
             Write down of fixed assets ............................        260
             Provision for losses on accounts receivable ...........        282          231        1,065
             Changes in assets and liabilities, net of the effects
             of acquisitions and disposals:
             Decrease (increase) in accounts receivable ............      4,986          876      (14,256)
             Decrease (increase) in recoverable income taxes .......      7,444         (127)      (4,355)
             Decrease in inventories ...............................     19,545        3,458        5,470
             (Increase) decrease in prepaid expenses and
             other current assets ..................................       (513)       1,378          289
             Decrease (increase) in accounts payable ...............    (10,156)       8,116       (6,286)
             (Decrease) increase in accrued expenses and
             other current liabilities .............................       (335)        (796)       3,689
                                                                      ---------    ---------    ---------
             Net cash provided by (used in) operating
             activities ............................................     20,031        5,759       (2,691)
                                                                      ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
             Purchase of fixed assets ..............................       (516)      (1,016)        (962)
             Proceeds from sale of fixed assets ....................        640
             Increase in intangibles ...............................     (1,200)
             Acquisitions, net of cash acquired ....................                              (29,715)
                                                                      ---------    ---------    ---------
                             Net cash used in investing activities..     (1,076)      (1,016)     (30,677)
                                                                      ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
             Repayment of long-term debt ...........................    (12,253)      (7,100)     (13,711)
             Proceeds of long-term debt ............................                               25,000
             Repayments under revolving credit line ................    (11,460)    (151,010)     (30,500)
             Borrowings under revolving credit line ................                 151,300       51,500
             Proceeds from exercise of stock options ...............                     600        2,161
             Issuance of Common Stock ..............................        117
             Tax benefit attributable to exercise of stock
             options ...............................................        900
                                                                      ---------    ---------    ---------
             Net cash (used in) provided by financing
             activities ............................................    (22,696)      (6,210)      34,450
                                                                      ---------    ---------    ---------


NET (DECREASE) INCREASE IN CASH ....................................     (3,741)      (1,467)       1,082

CASH, AT BEGINNING OF PERIOD .......................................      3,998        5,465        1,606
                                                                      ---------    ---------    ---------

CASH, AT END OF PERIOD .............................................  $     257    $   3,998    $   2,688
                                                                      =========    =========    =========

          See accompanying notes to consolidated financial statements.

                        DONNKENNY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         YEARS ENDED DECEMBER 31, 1997,
                     DECEMBER 31, 1996 AND DECEMBER 2, 1995
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       NATURE OF BUSINESS -- The Company designs, manufactures, imports and markets a broad line of moderately priced women's sportswear and sleepwear. In addition, the Company manufactures, imports and markets men's, women's and children's sportswear and intimate apparel featuring various licensed cartoon character images. The Company's products are primarily sold throughout the United States by retail chains, department stores, specialty stores, and chain stores.

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

     INTANGIBLE ASSETS -- Goodwill, which represents the excess purchase price over fair value of net assets acquired relates to the acquisition of the Company in 1989 following a change in control, and the sportswear division of Oak Hill Sportswear Corporation ("Oak Hill") and Beldoch Industries Corporation ("Beldoch") in 1995. Goodwill is amortized on a straight-line basis over the expected periods to be benefited, ranging from 20 to 40 years.

     Also included in intangible assets are organizational expenses and costs related to licenses acquired by the Company, which are being amortized using the straight-line method over periods of 5 to 20 years, respectively (see Note
6).

     ASSESSMENT OF ASSET MANAGEMENT -- The Company periodically assesses the recoverability of the carrying value of long-lived assets, including identifiable intangible assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The assessment of recoverability of the carrying amount of an asset is based on estimated undiscounted future cash flows from the use of the asset and eventual disposition. If the estimated undiscounted future cash flows are less than the carrying value, an impairment loss is charged to operations based on the difference between the carrying amount and the fair value of the asset.

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

            In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" which is effective for fiscal years beginning after December 15, 1997. SFAS No. 132 revises employer's disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. This statement standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures. The Company has determined that this statement will not have a significant impact on its financial statements or disclosures.

            In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", which establishes standards for the accounting and reporting for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company has determined that this statement will not have a significant impact on its financial statements or disclosures, as it does not engage in derivative or hedging transactions.

2.   TRANSITION PERIOD

     The following information represents the condensed consolidated income statement and cash flow information for the transition period from December 3, 1995 to December 31, 1995, restated to reflect adjustments for the effects of the accounting irregularities discussed in Note 19:

          INCOME STATEMENT DATA
          Net sales ...................................  $ 7,547
          Gross profit ................................    1,151
          Operating expenses ..........................    4,430
          Operating loss ..............................   (3,279)
          Other expense ...............................     (422)
          Net loss before income tax benefit...........   (3,701)
          Net loss ....................................   (2,182)
          CASH FLOW DATA
          Cash flow from operating activities..........  $ 7,827
          Cash flow from investing activities..........      (11)
          Cash flow from financing activities..........   (5,039)
          Net increase in cash ........................    2,777
          Cash at beginning of period .................    2,688
          Cash at end of period .......................    5,465

3.   ACQUISITIONS

     In June 1995, the Company acquired all of the issued and outstanding shares of Beldoch for $13,000 in cash and a $2,000 note payable due within one year of the closing date, bearing interest at 6%. The transaction was financed with long-term borrowings (see Note 8). The Company is obligated to pay the former owners additional consideration if certain financial results are achieved through 1998. In 1997, the Company paid $1,200 which was recorded as goodwill, and is being amortized over the remainder of the 20 year period subsequent to the acquisition.

     In July 1995, the Company completed the purchase of certain assets of Oak Hill for $14,600, financed by additional borrowings under the Company's revolving credit line. The excess of the purchase price over the fair market value of net assets acquired was recorded as goodwill and is being amortized over 20 years.

     The operating results of each acquisition are included in the Company's consolidated results of operations from the respective date of acquisition. The following unaudited pro forma information assumes the acquisitions of Beldoch and Oak Hill were completed as of the beginning of fiscal 1995. These results have been presented for comparative purposes only and do not purport to be indicative of results that would have occurred if the acquisitions had been made at the beginning of fiscal 1995, or results that may occur in the future.

                                                         1995
                                                       --------
          Net sales .................................  $253,352
          Operating income ..........................     9,312
          Net income ................................       772
          Basic and diluted earnings per share.......      0.06

4.   INVENTORIES


     Inventories consist of the following at December 31, 1997 and December 31, 1996

                                            1997      1996
                                          -------   -------
               Raw materials ...........  $ 4,209   $12,081
               Work in process..........    5,584     4,808
               Finished goods...........   17,455    29,904
                                          =======   =======
                                          $27,248   $46,793
                                          =======   =======

     If the first-in, first-out method of inventory valuation had been used at December 31, 1996, rather than the last-in, first-out method for certain divisions, inventories would have been approximately $404, higher than reported.

5.    PROPERTY, PLANT AND EQUIPMENT

      Property, pant, and equipment consist of the following at December 31, 1997 and December 31, 1996:

                                                           1997           1996
                                                         -------        -------
Land and land improvements ......................        $   740        $   747
Buildings and improvements ......................          8,476          8,691
Machinery and equipment .........................          7,162          8,787
Furniture and fixtures ..........................          1,693          1,342
                                                         -------        -------
                                                          18,071         19,567
Less accumulated depreciation and
   Amortization .................................          8,451          7,793
                                                         =======        =======
                                                         $ 9,620        $11,774
                                                         =======        =======

6.    INTANGIBLE ASSETS

      Intangible assets consist of the following at December 31, 1997 and December 31, 1996:

                                                          1997            1996
                                                        -------         -------
Goodwill ......................................         $33,485         $32,059
Licenses ......................................           6,325           6,550
                                                        -------         -------
                                                         39,810          38,609
Less accumulated amortization .................           7,364           6,159
                                                        =======         =======
                                                        $32,446         $32,450
                                                        =======         =======


7.    ACCRUED EXPENSES AND OTHER LIABILITIES

      Accrued expenses and other current liabilities consists of the following at December 31, 1997 and December 31, 1996:

                                                           1997           1996
                                                          ------         ------
Accrued Salaries, Benefits & Bonus ..............         $2,565         $3,127
Accrued Restructuring Expenses ..................          1,503              0
Other Accrued Expenses ..........................          3,652          4,928
                                                          ======         ======

Total Accrued Expenses ..........................         $7,720         $8,055
                                                          ======         ======


8.    LONG -TERM DEBT

      Long-term debt consists of the following at December 31, 1997 and December 31, 1996

                                                           1997            1996
                                                        -------         -------
 Revolving Credit Borrowings (a) ..............         $21,540         $33,000
 Senior Term Loan .............................           5,508          17,500
 Other ........................................            --               261
                                                        -------         -------
                                                         27,048          50,761
Less current maturities .......................           5,000          50,761
                                                        -------         -------
                                                        $22,048              $-
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

(a) As of December 31, 1997, the borrowings under the Revolving Credit Agreement amounted to $21.5 million. The commitment under the Revolving Credit Agreement is $85 million subject to an asset based borrowing formula, with sublimits of $70 million for direct borrowings and $35 million for letters of credit. The interest rate (8.5% at December 31,1997) is equal to the prime rate (8.5% at December 31, 1997) plus 11/2% per annum. Outstanding borrowings under the Revolving Credit Agreement in excess of an allowable overadvance bear interest at the prime rate plus 31/2%. The Revolving Credit Agreement also requires the Company to pay certain letter of credit fees and unused commitment fees. Advances and letters of credit are limited to (i) up to 85% of eligible accounts receivable plus (ii) up to 60% of eligible inventory, plus (iii) an allowable overadvance.

(b) As of December 31, 1997, the balance of the Term Loan was $5.5 million. The interest rate is equal to the prime rate (8.5% at December 31, 1997) plus 1 1/2% per annum and the amortization schedule calls for quarterly payments of $1.3 million. The balloon payment, which is due on March 31, 1999 has been reduced from $7.5 million to $0.5 million primarily from the proceeds of tax refunds received by the Company in 1997. An excess cash flow recapture is payable annually within 15 days after receipt of the Company's audited fiscal year-end financial statements. The default interest rate, if applicable, is equal to 2% above the otherwise applicable rate. The Term Loan does not carry any prepayment penalty.

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

      The Credit Facility contains numerous financial and operational covenants, including limitations on additional indebtedness liens, dividends, stock repurchases and capital expenditures. In addition, the Company is required to maintain specified levels of tangible net worth and comply with a maximum cumulative net loss test.

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


9.    INCOME TAXES

      Income tax expense (benefit) for 1997, 1996 and 1995 is comprised of the following:

                                          1997            1996            1995
                                        -------         -------         -------
Current:
    Federal ....................        $(1,537)        $(1,462)        $ 2,452
    State and local ............             35             592             523
Deferred .......................            292          (2,449)          1,279
                                        -------         -------         -------
                                        $(1,210)        $(3,319)        $ 4,254
                                        =======         =======         =======

      A reconciliation of the statutory Federal tax rate and the effective rate follows:

                                                    1997       1996       1995
                                                    ----       ----       ----
Federal statutory tax rate ....................      (34)%      (35)%       35%
State and local taxes, net of Federal
    income tax benefit ........................       (3)        (2)         4
Losses providing no state and local
    tax benefit ...............................        4          4         --
Amortization of nondeductible goodwill ........        5          3          3
Other .........................................        1          1          1
                                                     ===        ===        ===
                                                     (27)%      (29)%       43%
                                                     ===        ===        ===

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

                                                   DECEMBER 31,  DECEMBER 31,
                                                        1997        1996
                                                     -------       -------
  Deferred tax assets:
      Accounts receivable allowances .............   $   470       $   662
      Inventory valuation ........................     1,991         2,356
      Accrued expenses ...........................     1,546           584
      Restructuring charges ......................      --             448
      State operating loss carryforwards .........       614           634
      Federal operating loss carryforwards .......       822
      Other ......................................       131           182
                                                     -------       -------
          Total gross deferred tax assets ........     5,574         4,866
          Less valuation allowance ...............      (465)         (427)
                                                     -------       -------
          Total net deferred tax assets ..........     5,109         4,439
                                                     -------       -------
  Deferred tax liabilities:
      Property, plant and equipment ..............    (1,958)       (2,294)
      Intangibles ................................    (3,328)       (3,569)
          Total gross deferred tax liabilities....    (5,286)       (5,863)
                                                     -------       -------
  Net deferred tax liability .....................   $  (177)      $(1,424)
                                                     =======       =======

      As of December 31, 1997 and December 31, 1996, the Company had deferred tax assets attributable to accounts receivable allowances, inventory valuation reserves, accrued expenses, and other items. The Company considers these deferred tax assets to be fully realizable at the Federal tax level based upon the Company's anticipated future earnings and because many of these items are expected to reverse within the next twelve months. As of December 31, 1997 and December 31, 1996, the Company recorded a valuation allowance for a portion of its state net operating loss carryforwards.

      As of December 31, 1997, the following Federal and State net operating loss carryforwards were available:


         Expiration Dates            Net Operating Losses
         ----------------            --------------------
                                     Federal       State
                                     -------       -----
         2003                        $1,676        $  --
         2011                           --          6,070
         2012                           742         5,550

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

            In September 1996, the Securities and Exchange Commission ("SEC") obtained an order directing a private investigation of the Company in connection with, among other things, the alleged overstatement of revenues and expenses for certain reporting periods. The Company is continuing to cooperate with the SEC's ongoing investigation, which became a formal investigation in the latter part of 1996.

      b. In connection with contingent liabilities arising from the alleged inaccuracies in the Company's reporting of revenues and expenses for certain reporting periods, the Company has agreed to deposit $5,000 in an escrow account with the Company's insurance carrier over a three year period to help defray claims, if any.

      c. Rental expense for operating leases for the fiscal years ended December 31, 1997, December 31, 1996 and December 2, 1995 approximated $4,505, $5,207 and $2,996, respectively. Minimum future rental payments as of December 31, 1997 for operating leases with initial noncancelable lease terms in excess of one year, are as follows:


         Year Ending December 31                    Amount
         1998....................................   $ 3,683
         1999....................................     3,309
         2000....................................     2,445
         2001....................................     1,998
         2001....................................     1,851
         Thereafter..............................     8,640
                                                    -------
                                                    $21,926
                                                    =======

      d. At December 31, 1997 the Company was contingently liable on outstanding letters of credit issued amounting to $ 20,917.

11.   EMPLOYEE BENEFIT PLAN

         The Company sponsors an Employees' Savings 401(k) Plan (the "Plan") covering substantially all of its employees. Contributions to the Plan are made by the Company at the discretion of the Board of Directors. The Company did not make contributions to the Plan in 1997, 1996 and 1995, except for the payment of administrative costs.


12.   EARNINGS PER SHARE

         Basic EPS excludes potential dilution and is computed by dividing net income or loss attributable to common stockholders by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (convertible preferred stock, warrants to purchase common stock and common stock options using the treasury stock method) were exercised or converted into common stock. Potentially issuable common shares in the diluted EPS computation are excluded in net loss periods, as their effect would be antidilutive.

         The following table sets forth the computation of basic and diluted earnings per share, for the years ended December 31, 1997, December 31, 1996 and December 2, 1995


                                                                         1997          1996         1995
                                                                         ----          ----         ----
Number of shares on which basic earnings per share is calculated:
Average outstanding during the period                                   14,070        14,012       13,910
Add-incremental shares under stock compensation plans                        0             0           76
                                                                       -------       -------       ------
Number of shares on which diluted earnings per share is calculated      14,070        14,012       13,986
                                                                       =======       =======       ======
Net (loss) income                                                      $(3,209)      $(8,288)      $5,635
                                                                       =======       =======       ======
Basic (loss) income per share                                           $(0.23)       $(0.59)       $0.41
                                                                       =======       =======       ======
Diluted (loss) income per share                                         $(0.23)       $(0.59)       $0.40
                                                                       =======       =======       ======

         Stock options to purchase 311,500 shares in the year ended December 2, 1995 were outstanding, but not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares, and therefore, the effect would be antidilutive

13.   SUPPLEMENTAL CASH FLOW INFORMATION

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

      Information regarding the Company's stock option plan is summarized below:

                                             1997                     1996                    1995
                                    -----------------------   ---------------------  -----------------------
                                                 WEIGHTED-                WEIGHTED-               WEIGHTED-
                                                  AVERAGE                  AVERAGE                 AVERAGE
                                                 EXERCISE                  EXERCISE               EXERCISE
                                     OPTIONS       PRICE      OPTIONS       PRICE     OPTIONS       PRICE
                                    ----------   ----------   ----------  ---------  ----------  -----------
Outstanding at beginning
    of the year ..................     658,800    $ 10.51        543,600  $    8.26     727,000    $  7.55

Granted ..........................   1,300,500       3.73        216,350      18.15     198,000       8.14
Exercise .........................           0          0        (76,100)      7.89    (323,200)      6.69
Canceled .........................    (298,650)      9.26        (25,050)     12.80     (58,200)      8.03
                                    ----------   ----------   ----------  ---------  ----------  -----------
Outstanding at end of year........   1,660,650       5.42        658,800      11.38     543,600       8.26
                                    ==========                ==========             ==========
Exercisable at end of year........     234,800                   268,100                130,000
                                    ==========                ==========             ==========
Available for grant at year end...     240,050                 1,341,200              1,456,400
                                    ==========                ==========             ==========

The options outstanding at December 31, 1997 range in price as follows:

              # OF OPTIONS                  EXERCISE PRICE
              --------------                -------------------
                 402,900                    $1.8064 - 3.6125
              --------------
                 965,000                    $3.6126 -5.4188
              --------------
                 81,000                     $7.2251 - 9.0313
              --------------
                 21,200                     $9.0313 - 10.8375
              --------------
                 55,000                     $10.8376 - 12.6438
              --------------
                 135,550                    $16.2564 - 18.0864
              ==============
                1,660,650
              ==============

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

                                                 1997       1996     1995
                                               ---------------------------
         Net (loss) income:
             As reported ..................... $(3,209)   $(8,288)  $5,635
                                               ========   ========  ======
             Pro forma........................ $(3,834)    (8,414)  $5,573
                                               ========   ========  ======
         Basic net (loss) income per share:
             As reported ..................... $ (0.23)   $ (0.59)  $ 0.41
                                               ========   ========  ======
             Pro forma........................ $ (0.27)     (0.60)  $ 0.40
                                               ========   ========  ======

      The weighted average Black - Scholes value of the options granted during 1997, 1996 and 1995 were $2.37, $10.49 and $4.29 respectively. The following weighted-average assumptions were used in the Black - Scholes option-pricing model for grants in 1997, 1996 and 1995 respectively: dividend yield of 0% for all periods, volatility of 55%, 47% and 36%, risk-free interest rate of 6.51%, 6.90% and 6.41% and an expected life of 7 years.

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

      Warrants

         On January 14, 1997, the Company issued warrants to purchase 75,000 shares of Common Stock at $5.00 per share to the principal of a company to rescind an acquisition transaction. The warrants are immediately exercisable and will expire July 23, 2004.




16.   RESTRUCTURING CHARGE

         In the fourth quarter of 1997, the Company decided to discontinue the manufacture and sale of Mickey & Co. licensed character product line under a license agreement with Disney Enterprises, Inc. and recorded a pre-tax restructuring charge of $1,723 and a charge to cost of goods sold of $548 for the write down of merchandise inventories. The restructuring charge included: payments due under agreements with the licensor; write-downs of property, plant and equipment; costs related to lease terminations; employee severance payments; and other incremental charges which were primarily attributable to discontinuing the licensed character product lines.

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


18.   SUBSEQUENT EVENTS

A.       LONG TERM DEBT

         On November 13, 1998, the Company and the Company's operating subsidiaries, Donnkenny Apparel, Inc., Megaknits, Inc. and Beldoch Industries Corporation, entered into an Amended and Restated Credit Facility (the "Credit Facility") to, among other things, provide for general working capital needs of the Company including letters of credit. The Credit Facility was amended as follows: the total amount available under the Revolving Credit Agreement is $75 million subject to an asset based borrowing formula, with sublimits of $55 million for direct borrowings, $35 million for letters of credit and certain overadvances. The interest rate is equal to the prime rate plus 1 1/2% per annum. Outstanding borrowings under the Revolving Credit agreement in excess of an allowable overadvance will bear interest at the prime rate plus 3 1/2 %. The Revolving Credit Agreement also requires the Company to pay certain letters of credit fees and unused commitment fees. Advances and letters of credit will be limited to (i) up to 85% of eligible accounts receivable plus (ii) up to 60% of eligible inventory,, plus (iii) an allowable overadvance. Proceeds from the sales of fixed assets and income tax refunds are to be applied to reduce the overadvance facility. The Credit Facility will expire on March 31, 2000.

B.       SHAREHOLDERS RIGHTS PLAN

         On April 2, 1998, the Company's board of directors authorized a stockholder rights plan. Under the terms of the plan, stockholders of record at the close of business on April 13, 1998, received a dividend distribution of one preferred stock purchase right for each outstanding share of the Company's common stock held. The rights will become exercisable only in the event, with certain exceptions, an acquiring party accumulates fifteen percent or more of the Company's voting stock, or if a party announces an offer to acquire fifteen percent or more. The rights will expire on April 1, 2008.

         Each right will entitle stockholders to buy one one-hundreth of a share of a new series of preferred stock at an exercisable price of $14.00. In addition, upon the occurrence of certain events, holders of the rights will be entitled to purchase either the Company's stock or shares in an "acquiring entity" at half of market-value. Further, at any time after a person or group acquires fifteen percent or more (but less than fifty percent) of the Company's outstanding voting stock, the Board of Directors may, at its option, exchange part or all of the rights (other than rights held by the acquiring person or group, which will become void) for shares of the Company's common stock on a one-for-one basis. The Company will be entitled to redeem the rights at $0.01 per right at any time until the tenth day following the acquisition of a fifteen percent position in its voting stock.


C.       LEGAL PROCEEDINGS

         On September 29, 1998, the staff of the Securities and Exchange Commission (the "Staff") notified Donnkenny's counsel that the Staff would be recommending to the Securities and Exchange Commission (the "SEC") that it commence an action against the Company for alleged violations of Section 17(a) of the Securities Act of 1933 and Sections 10(b), 13(a), 13(b)(2)(A), and 13(b)(2)(B) of the Securities and
         Exchange Act of 1934 and Rules 10b-5, 12b-20, 13a-1, 13a-13. As of February 2, 1999, the Company negotiated a resolution of these charges and, without admitting or denying the charges, and without any monetary penalty being assessed against the Company, has consented to the issuance of an administrative cease-and-desist order.

19.      RESTATEMENT

         Subsequent to the issuance of the Company's December 31, 1997 consolidated financial statements, the Company's management discovered accounting irregularities in the financial statements for the years ended December 2, 1995 and December 3, 1994 and the Transition Period (see Note 2). As a result, the consolidated financial statements for the years ended December 2, 1995 and December 3, 1994 and the Transition Period have been restated from the amounts previously reported to appropriately account for the recognition of net sales, cost of sales, and certain expenses.

A summary of the significant effects of the restatement is as follows:

                                                 YEAR ENDED                TRANSITION PERIOD ENDED
STATEMENT OF OPERATIONS                        DECEMBER 2, 1995                DECEMBER 31, 1995
-----------------------                        ----------------                -----------------
                                             (As              (As          (As Previously        (As
                                          Previously       Restated)         Reported)        Restated)
                                          Reported)

Net Sales                                  $193,306        $197,960            $6,838          $7,547
Gross Profit                                 51,178          52,500               915           1,151
Operating income (loss)                      13,378          14,024            (3,424)         (3,279)
Income (loss) before extraordinary item       5,247           5,635            (3,846)         (3,701)
Net income (loss)                             5,247           5,635            (2,269)         (2,182)
Per common share:
Basic income per common share                 $0.38           $0.41             Not              Not
                                                                             Meaningful       Meaningful
                                                                                Not              Not
Diluted income per common share               $0.38           $0.40          Meaningful       Meaningful

                                                   DECEMBER 2, 1995
                                                   ----------------
                                                  (As          (Restated)
                                               Previously
                                               Reported)
BALANCE SHEET
Current Assets                                  $110,981        $110,803
Total Assets                                     157,664         157,486
Total Liabilities                                 92,430          92,339
Stockholders Equity                               65,234          65,147

A prior period adjustment of $475,000 has been reflected in Retained Earnings at December 3, 1994.

                                DONNKENNY, INC.

                     INDEX TO FINANCIAL STATEMENT SCHEDULE



Schedule II       Valuation and Qualifying Accounts............

                                  Schedule II

                        DONNKENNY, INC. AND SUBSIDIARIES

                       Valuation and Qualifying Accounts

                           For the Fiscal Years ended
           December 31, 1997, December 31, 1996 and December 2, 1995


                                 BALANCE AT    CHARGED TO    DEDUCTIONS  BALANCE AT END OF
                                  BEGINNING    COSTS AND                       PERIOD
                                  OF PERIOD     EXPENSES
                                 ----------    ----------    ----------  ------------------
Year ended December 31, 1997:
    Reserve for bad debts.......  $  986,000    (175,000)       282,000     $  511,000
    Reserve for discounts.......   1,272,000    3,872,000     4,935,000        209,000
                                  ----------                                ----------
                                  $2,240,000                                $  720,000
                                  ==========                                ==========
Year ended December 31, 1996:
    Reserve for bad debts.......  $  897,000      233,000       162,000     $  968,000
    Reserve for discounts.......   1,112,000    6,357,000     6,197,000      1,272,000
                                  ----------                                ----------
                                  $2,009,000                                $2,240,000
                                  ==========                                ==========
Year ended December 2, 1995:
    Reserve for bad debts.......  $  468,000      795,000       666,000        597,000
    Reserve for discounts.......     413,000    3,686,000     2,750,000      1,349,000
                                  ----------                                ----------
                                  $  881,000                                $1,946,000
                                  ==========                                ==========