Form 10-K
period 1998-12-31
DONNKENNY INC
filed 1999-03-31
CIK 29693

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
                                   (MARK ONE)

[x]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant, based on a closing sale price of the Common Stock on the Nasdaq National Market on March 13, 1999 of $1.06 per share, was approximately $15,019,712*. As of March 13, 1999, 14,169,540, shares of Common Stock of
Registrant were outstanding.

          *For purposes of this report, the number of shares held by non-affiliates was determined by aggregating the number of shares held by Officers and Directors of Registrant, and by others who, to Registrant's knowledge, own more than 10% of Registrant's Common Stock, and subtracting those shares from the total number of shares outstanding.

                                     PART 1

ITEM 1.     BUSINESS

     Donnkenny, Inc. (together with its subsidiaries, the "Registrant" or the "Company") was incorporated in Delaware in 1978 and is a holding company with four subsidiaries, three of which, during 1998, were operating subsidiaries, Donnkenny Apparel, Inc. ("Donnkenny Apparel"), Beldoch Industries Corporation ("Beldoch") and MegaKnits, Inc. ("MegaKnits"). The knitting and sewing operation conducted at the MegaKnits facility located in West Hempstead, NY was sold by the Company on February 2, 1999. The Company designs, manufactures, imports and markets a broad line of moderately priced women's sportswear labels, all of which are engaged in the same line of business.


REGULATORY INVESTIGATION

     By letter dated August 15, 1996, the Company was notified by the Securities and Exchange Commission (the "SEC") that it was the subject of an informal investigation concerning alleged inaccuracies in the reporting of revenues and expenses by the Company for certain reporting periods. On or about November 10, 1996, the Company learned that the SEC had entered a formal order of investigation in the matter. Following the restatement of the Company's financial statements for the fiscal years ended December 2, 1995 and December 3, 1994, on February 2, 1999, the Company negotiated a resolution of these charges and, without admitting or denying the charges, and without monetary penalty being assessed against the Company, has consented to the issuance of an administrative cease-and-desist order.

PRODUCTS

     The Company designs, manufactures, imports, and markets broad lines of moderately priced women's sportswear. The Company's major labels include Casey & Max (R), Donnkenny(R), Pierre Cardin (R) and Victoria Jones (R).

Victoria Jones

     At the beginning of 1998, the Company combined its separate moderate knit and sweater labels, Beldoch Popper and Victoria Jones into one label under the name Victoria Jones. The Victoria Jones label represents moderately-priced womens' knit and sweater products which are sold to department stores, specialty stores and chains including Belk, May Company, Kohl's, Dillard's, Saks, Inc., Stage Stores, Catherine's, J.C. Penney and Sears. Its products are marketed for missy, large sizes and petites. Approximately 68% of these products are imported, predominately from Hong Kong, China and India. In addition, it sells exclusive private label products to such customers as QVC, Dayton Hudson Corp. and Lane Bryant.

Casey & Max

    Casey & Max manufactures and imports novelty woven tops and sportswear. The Casey & Max line consists of moderately-priced products sold to department stores, specialty stores and chains including Belk, Kohl's, Dillard's, Federated, May Company, Saks, Inc., Stage Stores, Catherine's, J.C. Penney and Sears. The products are marketed for missy, large sizes and petites. Approximately 98% of these products are imported, predominately from Hong Kong, China and India. In addition, it sells exclusive private label products to such customers as QVC and Dayton Hudson Corp.

Donnkenny

     Donnkenny manufactures and imports moderately-priced women's career and casual coordinated merchandise as well as fashion products marketed for missy, large sizes and petites. Its major customers include Stage Stores, Saks, Inc., Catherine's, Sterns, Bealls, J.C. Penney and Sears. Donnkenny has been an established brand name for over 60 years. Approximately 57% of Donnkenny products are manufactured domestically. In addition, it also sells exclusive private label products to such customers as J.C. Penney and QVC.

Pierre Cardin

     Pierre Cardin produces women's knitwear pursuant to a license. The Pierre Cardin product is sold to better knitwear departments of department stores and specialty stores. Its major customers include Federated, Belk, Sam's Club, Saks, Inc., and the Chadwick's Catalog. Approximately 66% of these products are imported, predominately from Hong Kong, China, and India. In addition, it also sells exclusive private label products to such customers as Saks, Inc. and the Bonton.

MANUFACTURING AND IMPORTING

     Approximately 29% of the Company's products sold in its year ended December 31, 1998 ("Fiscal 1998") were manufactured in the United States, as compared with 34% in its year ended December 31, 1997 ("Fiscal 1997"). In Fiscal 1998, the Company's domestically produced products were manufactured at the Company's production facilities in Virginia and West Hempstead, New York and by several outside contractors.

     The remaining 71% of the Company's products sold in Fiscal 1998 were produced abroad and imported into the United States, principally from Hong Kong, China, India, Guatemala, Turkey, Bangladesh, the Dominican Republic, and the Philippines. The percentage of the Company's products which are manufactured in the United States is expected to decrease further during the Company's year ending December 31, 1999 ("Fiscal 1999").

     The Company's purchases from its foreign suppliers are effected through individual purchase orders specifying the price and quantity of the items to be produced. Generally, the Company does not have any long-term, formal arrangements with any of the suppliers which manufacture its products. The Company continually seeks additional suppliers throughout the world for its sourcing needs. One foreign contractor accounted for 10% of the Company's products, but no other domestic or foreign contractor manufactured more than 8% of the Company's products in Fiscal 1998.

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

     The portion of the Company's products which it currently imports from Asia is further subject to certain political and economic risks including, but not limited to, political instability, changing tax and trade regulations and currency devaluations and controls. The Company's risks associated with the Company's Asian operations may be higher in 1999 than historically has been the case, due to the fact that financial markets in East and Southeast Asia continue to experience difficult conditions, including a currency crisis. As a result of this economic volatility, the currencies of many countries in this region have lost value relative to the U.S. dollar. Because the Company does not enter into foreign currency transactions, the Company has experienced no foreign currency transaction losses since the beginning of this crisis. However, its operations in the region are subject to an increased level of economic instability. In the countries which have experienced the highest degree of instability (Korea, Taiwan and Indonesia), the Company's purchasing activities have been minimal. The impact of these regional events on the Company's business, and in particular its sources of supply, cannot be determined at this time. Approximately 58% of the products sold by the Company in Fiscal 1998 were manufactured in Asia.

CUSTOMERS

     In Fiscal 1998 , the Company shipped orders to approximately 14,700 stores in the United States. This customer base represents approximately 2,600 accounts. Of the Company's net sales for Fiscal 1998, department stores accounted for approximately 58.5%, wholesale clubs for approximately 15.2%, mass merchants for approximately 12.8%, specialty retailers for approximately 3.8%, catalog customers for approximately 3.4%, chain stores for approximately 3.3%, and other customers for approximately 3.0%.

     The Company markets its products to major department stores, including J.
C. Penney, Dillard's, May Company, Federated, Stage Stores, Proffitt's, Sears, Sam's Club, as well as mass merchants including K-Mart. The Company's also sells exclusive private label products to catalog specialty retailers and suppliers. In addition, the Company manufactures products exclusively for J.C. Penney under its D.K. Gold label.

     In Fiscal 1998, sales to Wal-Mart accounted for 15.4% and sales to J.C. Penney accounted for 12.9% of the Company's net sales. The loss of, or significantly decreased sales to, these customers could have a material adverse effect on the Company's consolidated financial condition and results of operations.

     The Company's Electronic Data Interchange computer system ("EDI") connects the Company to approximately 39 of its large customers and, in Fiscal 1998,was used to place 49% of the Company's order dollars. The Company is also linked by EDI to several of its major suppliers, which allows the Company to review purchase orders for fabric on a weekly basis.

SALES AND MARKETING

     At January 31, 1999, the Company had a 23 person sales force, of whom 13 were Company employees and 10 were independent commissioned sales representatives. These sales representatives are located in 11 cities and provide nationwide coverage to retailers ranging from individual specialty shops to national chain stores and catalogs. The Company's principal showrooms are in New York City.

RAW MATERIALS SUPPLIERS

     The Company's sources of fabric and trim supply are well established. As a result of the large, steady purchases each year by the Company of fabrics and trim for its production of certain styles, the Company is a major customer of several of the larger synthetic textile producers. The Company typically experiences little difficulty in obtaining domestic raw materials and believes that the current and potential sources of fabric and trim supply are sufficient to meet its needs for the foreseeable future.

TRADEMARKS AND PROPRIETARY RIGHTS

     The Company owns and has registered in the United States, and in certain foreign jurisdictions, the following trademarks under which a variety of the Company's products are sold: Beldoch Popper(R), Casey & Max(R), Donnkenny(R), Victoria Jones(R),. Upon compliance with the trademark statutes of the United States and the relevant foreign jurisdictions, these trademark registrations may be renewed.


     The Company holds licensing rights to manufacture, import and sell women's sportswear in the United States and the U.S. Virgin Islands with the Pierre Cardin(R) trademark, including sweaters, pants, skirts, knitwear, jeans, swimwear and activewear. Such license is automatically continued from year to year at the Company's option provided net sales equal specified minimums. The Company's sales during Fiscal 1998 surpassed the minimum requirements of this license, and the Company intends to renew this license for an additional one year period.

BACKLOG

     At March 13, 1999, the Company had unfilled, confirmed customer orders of approximately $59 million, compared to approximately $62 million of such orders at March 15, 1998, with such orders generally scheduled for delivery within three to six months of confirmation, although some extend until the end of the fiscal year. The amount of unfilled orders at a particular time is affected by a number of factors, including the scheduling of the production and shipment of garments, which in some instances may be delayed or accelerated at the customer's request. Accordingly, a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments. There can be no assurance that cancellations, rejections and returns will not reduce the amount of sales realized from the backlog of orders.


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

EMPLOYEES

     As of January 31, 1999, the Company had 622 full-time employees, of whom 152 were salaried and 470 were paid on an hourly basis. The Company had 8 part-time employees, all of whom work on an hourly basis.

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

ITEM 2.     PROPERTIES

    During Fiscal 1998, the Company's production requirements continued to shift from domestically owned or leased facilities to foreign sourced suppliers. During 1998 and into 1999, several domestic facilities were closed and sold by the Company. The following table indicates the facilities owned or leased at December 31, 1998 and facilities that have been disposed of.

     As of March 13, 1999, the Company operated six facilities in Virginia, one in Charleston, South Carolina, one in New York state and one in Hong Kong.

Location                                         Approximate Square                                           Owned or
--------                                               Footage           Function                              Leased
                                                       -------           --------                              ------
Christiansburg, Virginia(1)...............             109,000           Finishing                             Owned
Floyd, Virginia...........................              79,600           Fabric warehouse, sewing, cutting     Owned
Independence Grayson, Virginia............              70,350           Sewing, finishing                     Owned
Independence Kendon, Virginia.............              37,550           Company leasing to third party        Owned
Rural Retreat, Virginia...................              61,230           Company leasing/Storage               Owned
Wytheville, Virginia......................             161,800           Distribution, administration          Owned
Charleston, South Carolina(2).............             200,000           Distribution Center                   Leased
West Hempstead, New York(3)...............             150,000           Knitting and Sewing                   Leased
New York, New York(4)                                   47,050           Offices and principal showrooms       Leased
Hong Kong (Comet Building) (5)                           2,200           Administration, sourcing, quality     Leased
                                                       -------           control
    TOTAL.................................             918,780
                                                       =======

---------------------
1)       This facility was sold on March 17, 1999.
2) This facility is leased, with annual rental payments totaling $460,125, and is subject to a 3% annual rental escalation, until March 19, 2006, at which time the lease expires.
3)       This facility was sold on February 2, 1999.
4) Annual rental payments for the New York office/showroom space are approximately $2,000,000 in the aggregate. The Company sublet approximately 4,000 square feet in 1998, offsetting the rental payments by approximately $100,000. The leases for the New York office/showrooms expire in 2006 and 2008.
5)       Lease expires in 2000.

        Management believes that its current facilities are sufficient to meet its needs for the foreseeable future.

ITEM 3.     LEGAL PROCEEDINGS

    IN RE DONNKENNY, INC. SECURITIES LITIGATION, 96 Civ. 8452 (MGC): Beginning in November 1996, ten putative class action complaints were filed in the United States District Court for the Southern District of New York.

    Plaintiffs have filed a Consolidated Complaint which names as defendants the Company, as well as Edward T. Creevy, Ronald Hollandsworth and Richard Rubin all of whom are former officers and/or directors of the Company, and KPMG Peat Marwick LLP ("KPMG"), the Company's former Independent Auditors. The Consolidated Complaint alleges that defendants violated Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5, promulgated thereunder, by, among other things, preparing false financial statements which allegedly overstated sales and revenues. The Consolidated Complaint seeks compensatory damages, prejudgement interest, attorneys fees and costs.

     On April 2, 1997, the Court appointed Emanon Partners, L.P. ("Emanon") as the lead plaintiff in the action and ruled that Emanon may select the law firms of Wolf Popper, LLP and Milberg Weiss Bershad Hynes & Lerach, LLP as co-lead counsel.

     On December 5, 1997, the Court granted KPMG's motion to dismiss the Consolidated Complaint as to KPMG.

    The Company is also party to legal proceedings arising in the ordinary course of its business. Management believes that the ultimate resolution of proceedings will not, in the aggregate, have a material adverse effect on the financial condition, results of operations, liquidity or business of the Company.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of stockholders during the fourth quarter of Fiscal 1998.


                                     PART II


ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Registrant's Common Stock is traded on the Nasdaq National Market under the symbol "DNKY." The Common Stock began trading on the Nasdaq National Market on June 17, 1993.

     The following table sets forth the quarterly high and low closing prices of a share of Common Stock as reported by the Nasdaq National Market for the Company's two most recent fiscal years, plus the interim period through March 13, 1999.


PERIOD                                        HIGH                LOW
------                                        ----                ---
Fiscal 1997

            First Quarter..............     $ 5 3/8             $ 2 1/8
            Second Quarter.............       4 3/4               2 3/8
            Third Quarter..............       4 9/16              3 1/8
            Fourth Quarter.............       5 3/16              2 1/2

Fiscal 1998

            First Quarter..............     $ 3 5/32          2 1/2
            Second Quarter.............       4 1/2           2 3/4
            Third Quarter..............       3 13/32         1 1/4
            Fourth Quarter.............       2 1/2           15/16

Fiscal 1999

            Ten Weeks Ended March 13, 1999...........       2 1/4        1 1/16

     On March 13, 1999, the closing price for a share of Common Stock, as reported by the Nasdaq National Market, was $1.06 per share.

     The number of holders of record for Registrant's Common Stock as of March 13, 1999 was 86.

     The Company currently anticipates that it will retain all its earnings for use in the operation and expansion of its business and, therefore, does not anticipate that it will pay any cash dividends in the foreseeable future. In addition, the Company's existing credit facilities and the proposed facility each prohibit the Company from declaring or paying dividends.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected consolidated financial data as of December 31, 1998 and December 31, 1997 and for each of the fiscal years in the three year period ended December 31, 1998 have been derived from the Company's consolidated financial statements included elsewhere in this Form 10-K which have been audited by Deloitte & Touche LLP, independent auditors, whose report thereon is also included herein. The selected consolidated financial data as of December 2, 1995 and December 3, 1994 and for the fiscal years then ended have been derived from the Company's consolidated financial statements, which are not included herein. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and its Subsidiaries and related notes thereto incorporated by reference herein.


                                                                 Year Ended
                                       ----------------------------------------------------------------
                                       DECEMBER 3,  DECEMBER 2, DECEMBER 31, DECEMBER 31,  DECEMBER 31,
                                          1994         1995        1996         1997         1998
                                          ----         ----        ----         ----         ----

CONSOLIDATED STATEMENT OF OPERATIONS
DATA:                                                 (In thousands, except per share data)

  Net sales ........................   $ 145,784    $ 197,960   $ 255,179    $ 245,963    $ 197,861
  Cost of sales ....................     102,584      145,460     202,580      196,633      157,069
                                       ---------    ---------   ---------    ---------    ---------
  Gross profit .....................      43,200       52,500      52,599       49,330       40,792
  Selling, general and
    administrative expenses ........      26,005       34,676      57,603       45,867       39,086
   Amortization of goodwill and
   other related acquisition costs .       1,145          985       1,449        1,204        1,321
    Restructuring Charge ...........                    2,815                    1,723        1,180
  Gain on sale of license ..........      (1,116)
                                       ---------    ---------   ---------    ---------    ---------
  Operating profit (loss) ..........      17,166       14,024      (6,453)         536         (795)
  Interest expense, net ............       2,870        4,135       5,154        4,955        3,913
                                       ---------    ---------   ---------    ---------    ---------
  Income  (loss) before
    income taxes and
    extraordinary charge ...........      14,296        9,889     (11,607)      (4,419)      (4,708)
  Income taxes (benefit) ...........       5,717        4,254      (3,319)      (1,210)        (644)
                                       ---------    ---------   ---------    ---------    ---------
  Income (loss) before
    extraordinary charge ...........       8,579        5,635      (8,288)      (3,209)      (4,064)
  Extraordinary charge
    related to early
    extinguishment of debt,
    net of taxes ...................         295         --          --           --           --
                                       ---------    ---------   ---------    ---------    ---------
  Net income (loss) ................   $   8,284    $   5,635   $  (8,288)   $  (3,209)   $  (4,064)
                                       =========    =========   =========    =========    =========

BASIC INCOME (LOSS) PER COMMON SHARE
(1):
  Income (loss) before
    extraordinary item .............   $     .64    $     .41   $    (.59)   $    (.23)   $    (.29)

  Extraordinary item ...............        (.02)        --         --            --           --
                                       ---------    ---------   ---------    ---------    ---------
  Net income (loss) ................   $     .62    $     .41   $    (.59)   $    (.23)   $    (.29)
                                       =========    =========   =========    =========    =========

Shares used in the calculation of
  basic income (loss) per share ....      13,330       13,910      14,012       14,070       14,150
                                       =========    =========   =========    =========    =========

DILUTED INCOME (LOSS) PER COMMON
SHARE(1):

  Income (loss) before extraordinary
    item ...........................   $    0.63    $    0.40   $   (0.59)   $   (0.23)   $   (0.29)

  Extraordinary item ...............        0.02           --          --           --           --
                                       ---------    ---------   ---------    ---------    ---------
  Net income (loss) ................   $    0.61    $    0.40   $   (0.59)   $   (0.23)   $   (0.29)
                                       =========    =========   =========    =========    =========
  Shares used in the calculation
    of diluted income (loss)
    per share ......................      13,687       13,986      14,012       14,070       14,150
                                       ---------    ---------   ---------    ---------    ---------

CONSOLIDATED BALANCE SHEET DATA:
  Working capital ..................   $  53,817    $  80,270   $  16,917    $  38,354    $  42,661
  Total assets .....................     107,937      157,486     139,433      102,460      100,215
  Long-term debt, including
    current portion ................      28,315       62,611      50,761       27,048       32,055
  Stockholders' equity .............      57,351       65,147      55,278       53,086       49,258

---------
(1) All per share amounts and the shares used in the calculation of basic income
    (loss) per share have been retroactively restated to reflect the two-for-one stock split paid on December 18, 1995 to stockholders of record on December 4, 1995 and the effects of SFAS 128.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The following table sets forth selected operating data of the Company as percentages of net sales, for the periods indicated below:


                                                        DECEMBER 31, DECEMBER 31, DECEMBER 31,
FISCAL YEAR ENDED                                          1996          1997        1998
----------------------------------------------------------------------------------------------

Net sales                                                  100.0%       100.0%      100.0%
Cost of goods sold                                          79.4         79.9        79.4
                                                           -----        -----       -----
Gross profit                                                20.6         20.1        20.6
Selling, general and administrative expenses                22.6         18.7        19.7
Amortization of goodwill and other related acquisition       0.5          0.5         0.7
costs
Restructuring charges                                        --           0.7         0.6
                                                            -----        -----      -----
Operating income/(loss)                                     (2.5)         0.2        (0.4)
Interest expense, net                                        2.0          2.0         2.0
                                                            -----        -----      -----
Loss before income taxes                                    (4.5)        (1.8)       (2.4)
Income tax (benefit)                                        (1.3)        (0.5)       (0.3)
                                                            -----        -----      -----
Net (loss)                                                  (3.2%)       (1.3%)      (2.1%)
                                                            =====        =====      =====

COMPARISON OF FISCAL 1998 WITH FISCAL 1997

NET SALES

     Net Sales decreased by $48.1 million or 19.6% from $246.0 million in Fiscal 1997 to $197.9 million in Fiscal 1998. The decline in net sales was primarily the result of exiting the licensed character business, which accounted for $37.9 million of the decline and decreases in Victoria Jones of $18.8 million due to general softness in the sweater business resulting from warmer weather during the winter of 1998. The decreases were partially offset by increases in Casey & Max of $8.0 million and $5.6 million in Pierre Cardin. The Company continues to stress its strategy of diversifying its product mix while selling to a broad range of retail stores.

GROSS PROFIT

     Gross profit for Fiscal 1998 was $40.8 million, or 20.6% of net sales, compared to $49.3 million, or 20.1% of net sales, for Fiscal 1997. Significant factors that contributed to the decline in gross profit included the exiting of the licensed character business and general softness in the sweater business from the warm weather during the winter of 1998. Additionally, in the fourth quarter of Fiscal 1998, the Company recorded inventory write offs of $0.7 million related to the sale of the West Hempstead Facility.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses decreased from $45.9 million in Fiscal 1997 to $39.1 million in Fiscal 1998. As a percentage of net sales, these costs increased from 18.7% in Fiscal 1997 to 19.7% in Fiscal 1998. Included in Fiscal 1998 were charges totaling $1.5 million related to the closing of the Company's outlet stores, consolidating office facilities, cancellation of lease agreements and professional fees associated with system installations. Included in Fiscal 1997 are charges in the amount of approximately $4.1 million, the largest component of which is $3.5 million in additional professional fees as the result of legal fees associated with the previously reported class action lawsuits, legal and accounting fees associated with the restatement of prior year quarterly and annual financial statements and consulting services related to the Company's amended credit facility.

     Excluding these charges, the balance of selling, general and administrative expenses for Fiscal 1998 was $37.6 million or 19.0% of net sales and for Fiscal 1997, $41.8 million, or 17.0% of net sales. The $4.2 million decline in selling, general and administrative expense is due to reductions in all expense categories except design and sample expense and administrative expenses.

RESTRUCTURING CHARGES

    During Fiscal 1998, the Company's production requirements continued to shift from domestically owned or leased facilities to out sourced suppliers. During 1998 and into 1999 several domestic facilities were closed and sold by the Company. In the fourth quarter of 1998, the Company recorded a pre-tax charge of $1.2 million in connection with the sale of its West Hempstead facility which occurred on February 2, 1999. The restructuring charge included write-offs of property, plant, equipment, employee severance payments and other incremental charges directly attributable to the sale of the manufacturing facility.

     In the fourth quarter of 1997, the Company decided to discontinue the manufacture and sale of the Mickey & Co. licensed character product line under a license agreement with Disney Enterprises, Inc. and recorded a pre-tax restructuring charge of $1.7 million and a charge to cost of goods sold of $0.5 million for the write-down of merchandise inventories. The restructuring charge included payments due under agreements with the licensor; write-downs of property, plant and equipment; costs related to lease terminations; employee severance payments; and other incremental charges directly attributable to discontinuing the licensed character product lines.

INCOME FROM OPERATIONS

     In Fiscal 1998, the Company reported a loss from operations of $0.8 million, versus income from operations of $0.5 million in Fiscal 1997.

PROVISION FOR INCOME TAXES

     The Company's tax benefit in Fiscal 1998 amounts to 13.7% of pre-tax losses, as compared to a benefit of 27.4% for Fiscal 1997. The benefit in Fiscal 1998 is lower than the Company's historical tax rate due to the recording of a valuation allowance on a portion of deferred tax assets related to net operating loss carryforwards.

NET LOSS

     In Fiscal 1998 the Company reported a net loss of $4.1 million, or ($0.29) per share, versus a net loss of $3.2 million, or ($0.23) per share in Fiscal 1997.

COMPARISON OF FISCAL 1997 WITH FISCAL 1996

NET SALES

     Net Sales decreased by $9.2 million or 3.6% from $255.2 million in fiscal 1996 to $246.0 million in Fiscal 1997. The decline in net sales was primarily the result of decreases in the licensed character business which was down $35.6 million or 46.9%. The decline was due to the discontinuation of Lewis Frimel and the decrease in sales of other licensed character lines. The decrease was partially offset by increases in the Company's core labels - Donnkenny, Beldoch and Oak Hill which had increases of $8.1 million, $9.8 million and $8.8 million, respectively. The Company continues to stress its strategy of diversifying its product mix while selling to a broad range of retail stores. Sportswear accounted for approximately 84% of 1997 net sales while the licensed character business accounted for the remaining 16%.

GROSS PROFIT

     Gross profit for Fiscal 1997 was $49.3 million, or 20.1% of net sales, compared to $52.6 million, or 20.6% of net sales, for Fiscal 1996. Significant factors that contributed to the decline in gross profit included the sell off of inventory resulting from the closing of Lewis Frimel; softness in other licensed character lines and excess supply of these products in the market place; softness in the sweater business due to warmer weather during the winter of 1997; and approximately $0.3 million, applicable to sales returns and allowances recorded in the fourth quarter of 1997 in the normal course of business. Additionally, in the fourth quarter of Fiscal 1997, the Company decided to discontinue certain licensed character lines, and as a result recorded additional markdowns of $0.5 million.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses decreased from $57.6 million in Fiscal 1996 to $45.9 million in Fiscal 1997. As a percentage of net sales, these costs decreased from 22.6% in Fiscal 1996 to 18.7% in Fiscal 1997. Included in Fiscal 1997 are charges in the amount of approximately $4.1 million, the largest component of which is $3.5 million in additional professional fees as the result of legal fees associated with the previously reported class action lawsuits, legal and accounting fees associated with the restatement of prior year quarterly and annual financial statements and consulting services related to the Company's amended credit facility. Included in Fiscal 1996 were charges totaling $4.2 million or 1.7% of net sales related to the following: the rescission of the Fashion Avenue acquisition of $0.5 million; severance relating to departing employees of $0.9 million and professional fees of $2.8 million associated with the class action lawsuits, legal and accounting fees related to the special investigation and restatements of prior year financial results.

     Excluding these charges, the balance of selling, general and administrative expenses for Fiscal 1997 was $41.8 million or 17.0% of net sales and for Fiscal 1996, $53.4 million, or 20.9% of net sales. The $11.6 million decline in selling, general and administrative expense is due to reductions in all expense categories except distribution and factoring fees. Distribution expenses increased as a result of higher temporary employee expenses in the South Carolina distribution facility, which were mostly offset by savings from the closing of the Mississippi distribution facility and lower costs at the West Hempstead distribution facility. As a result of the amended credit facility discussed below, the Company incurred $1.0 million in factoring fees which were not incurred in Fiscal 1996. The reductions in other selling, general and administrative categories included: Design and Sample expense decreases which were primarily the result of synergies resulting from consolidating company activities and reduced sample expense related to the discontinuation of the licensed character business; decreases in Sales expenses as the result of headcount and advertising reductions and lower sales commissions related to the reduced road force; decreases in Administrative expenses resulting from headcount reductions; and occupancy expense reductions which were primarily the result of closing the Plainview and Mississippi distribution facilities in Fiscal 1996.

RESTRUCTURING CHARGE

    In the fourth quarter of 1997, the Company decided to discontinue the manufacture and sale of the Mickey & Co. licensed character product line under a license agreement with Disney Enterprises, Inc. and recorded a pre-tax restructuring charge of $1.7 million and a charge to cost of goods sold of $0.5 million for the write-down of merchandise inventories. The restructuring charge included payments due under agreements with the licensor; write-downs of property, plant and equipment; costs related to lease terminations; employee severance payments; and other incremental charges directly attributable to discontinuing the licensed character product lines.

INCOME FROM OPERATIONS

     In Fiscal 1997, the Company reported income from operations of $0.5 million, versus a loss from operations of $6.5 million in Fiscal 1996.

PROVISION FOR INCOME TAXES

     The Company's tax benefit in Fiscal 1997 amounts to 27.4% of pre-tax losses, as compared to a benefit of 28.6% for Fiscal 1996. The benefit in Fiscal 1997 is lower than the Company's historical tax rate due to the recording of a valuation allowance on a portion of deferred tax assets related to state net operating loss carryforwards.

NET LOSS

     In Fiscal 1997 the Company reported a net loss of $3.2 million, or ($0.23) per share, versus a net loss of $8.3 million, or ($0.59) per share in Fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity requirements arise from the funding of working capital needs, primarily inventory and accounts receivable, and interest and principal payments related to certain indebtedness and capital expenditures. The Company's borrowing requirements for working capital fluctuate throughout the year.

     Capital expenditures were $2.5 million for Fiscal 1998, compared to $0.5 million in Fiscal 1997. In Fiscal 1999, the Company is permitted to spend up to $2.0 million on capital investments in accordance with the Revolving Credit Agreement described below. As part of the 1999 capital expense budget, the Company has committed to spend approximately $0.5 million for upgrading computer systems to increase efficiencies and become Year 2000 compliant.

     At the end of Fiscal 1998, direct borrowings under the revolving credit facility were $31.6 million. Additionally, the Company had letters of credit outstanding of $24.3 million, with unused availability of $10.7 million. At the end of Fiscal 1997, direct borrowings and letters of credit outstanding under the prior credit facility were $27.0 and $20.9 million, respectively. On December 31, 1998, the final Term Loan payment was made in accordance with the Revolving Credit Agreement.

    On June 30, 1998, the Company entered into a secured term loan in the amount of $483,000. The interest rate is fixed at 8.75% and the loan requires monthly principal and interest payments through June 2001. As of December 31, 1998, the principal balance of this loan amounted to $411,000. Software, machinery and equipment secure this loan.

     On April 30, 1997, the Company entered into an amended credit facility (the "Credit Facility") to, among other things, include the Company's operating subsidiaries Donnkenny Apparel, MegaKnits, and Beldoch as borrowers. The Credit Facility consisted of a Term Loan, a Revolving Credit Agreement, and a Factoring Agreement. The purpose of the Credit Facility was to provide for working capital needs of the Company including, the issuance of letters of credit. Under the Credit Facility, The Chase Manhattan Bank serves as agent (and holds a 35% interest), the CIT Group/Commercial Services Inc. ("CIT") serves as collateral agent (and holds a 15% interest), and each of Fleet Bank, N.A. and the Bank of New York are co-lenders (each holding a 25% interest). In April 1997, the Company also entered into a Factoring Agreement with CIT. The Factoring Agreement provides for a factoring commission equal to 0.45% of the gross amount of sales, plus certain customary surcharges. An additional fee of 0.20% was paid upon the conversion to a factored receivable arrangement.


    On November 13, 1998, the Company and the Company's operating subsidiaries Donnkenny Apparel, Megaknits, and Beldoch, as borrowers, entered into an Amended and Restated Credit Facility (the "Amended Credit Facility"). The purpose of the Amended Credit Facility was to, among other things, provide for general working capital needs of the Company, including the issuance of letters of credit and to extend the Amended Credit Facility to March 31, 2000.

     The Amended Credit Facility provides for a total amount available under the Revolving Credit Agreement of $75 million subject to an asset based borrowing formula, with sublimits of $55 million for direct borrowings and, $35 million for letters of credit and certain overadvances. The interest rate (10% at December 31, 1998) is equal to the prime rate (8.5% at December 31, 1998) plus 1 1/2% per annum. Outstanding borrowings under the Revolving Credit Agreement in excess of an allowable overadvance will bear interest at the prime rate plus 3 1/2%. The Revolving Credit Agreement also requires the Company to pay certain letter of credit fees and unused commitment fees. Advances and letters of credit will be limited to (i) up to 85% of eligible accounts receivable plus (ii) up to 60% of eligible inventory, plus (iii) an allowable overadvance. Certain proceeds from the sale of fixed assets and income tax refunds are to be applied to reduce the overadvance facility.

     On March 29, 1999, the Company entered into a Second Waiver and Amendment Agreement to the Amended Credit Facility which became effective on February 28, 1999 to support the Company's 1999 business plan. Additionally, the Second Waiver and Amendment waived any existing default for the year ended December 31, 1998 with respect to the Company's non-compliance with covenants related to Net Tangible Worth and the Cumulative Net Loss tests. Pursuant to this amendment, the interest rate on borrowings was increased to 2 1/2% above the prime rate and shall be further increased by 1/8 of 1% on each of July 1, 1999, August 1, 1999, and September 1, 1999 and the applicable percentage shall be increased by 1/4 of 1% on the first day of each month thereafter, commencing October 1, 1999. A fee of $150,000 is payable on June 30, 1999.

     Collateral for the Credit Facility includes a first priority lien on all accounts receivable, machinery, equipment, trademarks, intangibles and inventory, a first mortgage on all real property and a pledge of the Company's stock interest in the Company's operating subsidiaries, Donnkenny Apparel, Beldoch and MegaKnits.

     The Credit Facility contains numerous financial and operational covenants, including limitations on additional indebtedness, liens, dividends, stock repurchases and capital expenditures. In addition, the Company is required to maintain specified levels of tangible net worth and comply with a maximum cumulative net loss test.

     During Fiscal 1998, cash used in operating activities was $1.4 million, principally as the result of increases in accounts receivable and other non-current assets, partially offset by decreases in inventories and recoverable income taxes. During Fiscal 1997, the Company's operating activities generated $20.0 million more cash than it used, principally as the result of decreases in accounts receivable, inventories and recoverable income taxes, partially offset by decreases in accounts payable.

     Cash used in Fiscal 1998 for investing activities included $2.5 million for the purchase of fixed assets and the $1.8 million earnout payment related to the acquisition of Beldoch, which was partially offset by proceeds from the sale of fixed assets. Cash used in Fiscal 1997 included the purchase of fixed assets for the Company's South Carolina distribution facility of $0.5 million and included purchases of machinery and equipment, building improvements and leasehold improvements; and the $1.2 million earnout payment related to the acquisition of Beldoch.

     Cash provided by financing activities in Fiscal 1998 was $5.0 million, which represented repayments of $5.6 million on the Term Loan, offset by net borrowings under the Revolving Credit Agreement of $10.1 million and the proceeds from an equipment loan of $0.5 million. Cash used in financing activities in Fiscal 1997 was $22.7 million, which represented repayments of $12.0 million for a senior term loan, the repayment of a Virginia State Loan of $0.3 million and net repayments under the revolving credit line of $11.5 million.

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

Foreign Operations

     The Company's foreign sourcing operations are subject to various risks of doing business abroad, including indirect vulnerability to currency fluctuations, quotas and, in certain parts of the world, political instability. Any substantial disruption of its relationships with its foreign suppliers could adversely affect the Company's operations. Some of the Company's imported merchandise is subject to United States Customs duties. In addition, bilateral agreements between the major exporting countries and the United States impose quotas, which limit the amount of certain categories of merchandise that may be imported into the United States. Any material increase in duty levels, material decrease in quota levels or material decrease in available quota allocation could adversely affect the Company's operations.

Asian Operations

     The Company's operations in Asia are subject to certain political and economic risks including, but not limited to, political instability, changing tax and trade regulations and currency devaluation's and controls. The Company's risks associated with the Company's Asian operations may be higher in 1999 than has historically been the case, due to the fact that financial markets in East and Southeast Asia continue to experience difficult conditions, including a currency crisis. As a result of this economic volatility, the currencies of many countries in this region have lost value relative to the US dollar. Although the Company has experienced no material foreign currency transaction losses since the beginning of the crisis, its operations in the region are subject to an increased level of economic instability. Approximately 74.5% of the products sold by the Company in Fiscal 1998 were manufactured in Asia. The impact of these events on the Company's business, and in particular its sources of supply, cannot be determined at this time.

Factors that May Affect Future Results and Financial Condition

     The Company's future operating results and financial condition are dependent upon its ability to successfully design, manufacture, import and market apparel.

Year 2000 Issue

     The Company recognizes the need for, and is in the final phases of implementation of, a comprehensive program intended to upgrade the operating systems, hardware and software, which should eliminate any issues involving Year 2000 compliance. Certain of the Company's current software systems, without modification, would be adversely affected by the inability of the systems to appropriately interpret date information after 1999. As part of the process of improving the Company's information systems to provide enhanced support to all operating areas, the Company will upgrade to new financial and operating systems. Such upgrade will provide for or eliminate any issues involving Year 2000 compliance because all software to be implemented is designed to be Year 2000 compliant. The Company anticipates that its cost for such upgrade will be approximately $0.5 million for Fiscal 1999. The Company anticipates that it will complete its systems conversion in time to accommodate Year 2000 issues. If the Company fails to complete such conversion in a timely manner, such failure will have a material adverse effect on the business, financial condition and results of operations of the Company. The Company does not currently have any information concerning Year 2000 compliance status of its suppliers and customers. The Company plans to initiate communications with all of its significant customers, suppliers, and contractors to determine their plans to remedy any Year 2000 issues that arise in their business. The Company plans to complete this project prior to December 31, 1999; however, there can be no assurance that the systems of the other companies on which the Company's systems rely will be timely converted and would not have a material adverse effect on the Company's systems. The Company is currently evaluating its non-information technology systems (embedded technology) issues and is also developing its contingency plans for its information technology systems and believes that it will complete both issues in time to accommodate Year 2000 issues.

    If the Company is unsuccessful in completing remediation of non-compliant systems, and if customers or vendors cannot rectify Year 2000 issues, the Company could incur additional costs, which may be substantial, to develop alternative methods of managing its business and replacing non-compliant equipment, and may experience delays in receipts from vendors, shipments to customers, or payments to vendors. The Company has not yet established a contingency plan in the event of non-compliance.

Recent Accounting Pronouncements

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

     See Financial Statements following item 14 of this Annual Report of Form
10-K

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

    Harvey A. Appelle, a director of the Company, was appointed Chairman of the Board and Chief Executive Officer of the Company on December 19, 1996. Mr. Appelle had been the President of HarGil Capital Associates Ltd., a private investment firm, since 1994. From 1983 to 1993, he was a Managing Director of the Investment Banking Division of Merrill Lynch Pierce Fenner & Smith Inc. and a Senior Vice President of Merrill Lynch Interfunding Inc. Mr. Appelle is 54 years old.

    Lynn Siemers-Cross, a director of the Company, became President and Chief Operating Officer of the Company on April 14, 1997. Prior thereto, she was President of the Oak Hill Division of the Company, and had been President of the Oak Hill Division for more than five years. Ms. Siemers-Cross is 40 years old.

    Beverly Eichel, has been Executive Vice President and Chief Financial Officer of the Company since October 1998. Prior thereto, she was Executive Vice President and Chief Financial Officer of Danskin, Inc. from June 1992 to September 1998, and had been its Corporate Controller from October 1987 to June 1992. Ms. Eichel also serves as Secretary of the Company. Ms. Eichel is 41 years old.

    Herbert L. Ash, a director of the Company, was a partner at the law firm of Hahn & Hessen, LLP, Attorneys, since 1972 having become counsel to that firm as of January 1, 1999. Mr. Ash has been a director of Hampton Industries, Inc., a manufacturer of apparel, since 1994. He is also a Trustee of the National Jewish Medical and Research Center, in Denver, Colorado. Mr. Ash is 57 years old.

    Sheridan C. Biggs, a director of the Company, is Executive-in-Residence at the Graduate Management Institute at Union College. Prior to that, he was a senior partner of Price Waterhouse, the accounting and consulting firm; he was with that firm for thirty-one years until his retirement in 1994. During his career at Price Waterhouse, Mr. Biggs served as a Vice Chairman and member of the firm's management committee. Mr. Biggs is 64 years old.

    Robert H. Cohen, a director of the Company, is the founder, President and Chief Executive Officer of Recharge Corporation of America, a recycling company formed on July 1, 1995. He has also been Chief Executive Officer of R.J.C. Development Corporation, a real estate company, since 1987. For several years prior to founding Recharge Corporation of America, Mr. Cohen invested for his own account, having retired in 1996 as President and Chief Executive Officer of Craftex Creations, Inc., a manufacturer of intimate apparel, and in 1993 of Shamrock Outlet Stores, Inc. From 1987 to 1992, Mr. Cohen served on the board of the Intimate Apparel Council of the American Apparel Manufacturers' Association. Mr. Cohen is 60 years old.

    James W. Crystal, a director of the Company, has been President, since 1978, and Chairman of the Board since 1989, of Frank Crystal & Co., Inc., international insurance brokers. Mr. Crystal is 61 years old.

    Harvey Horowitz, a director of the Company, served as Vice President, and General Counsel of the Company from October 1, 1996 to February 28, 1998 when he resigned his office as Vice President. For more than five years, prior to October 1, 1996, he was a partner of the law firm Squadron, Ellenoff, Plesent & Sheinfeld, LLP. Mr. Horowitz is a director of Biofield Corp., a medical device company. Mr. Horowitz is 56 years old.

     Daniel H. Levy, a director of the Company, has been a principal of and consultant to LBK Consulting Inc., a retail consulting business, since January 1997 and during the period of 1994 to April 1996. From April 1996 through January 1997, he served as Chairman of the Board and Chief Executive Officer of Best Products, Inc., a retail sales company which filed for bankruptcy in September 1996. From 1993 through 1994, Mr. Levy served as Chairman of the Board and Chief Executive Officer of Conran's, a retail home furnishings company. From 1991 to 1993, he was Vice Chairman and Chief Operating Officer of Montgomery Ward, a retail sales company. Mr. Levy is a director of Whitehall Jewelers Inc. Mr. Levy is 56 years old.

    Robert H. Martinsen, a director of the Company, worked at Citicorp/Citibank for thirty-eight years until his retirement in 1995. At that point, he was Chairman of Credit Policy. Prior to that, he was in charge of corporate business in Asia. Prior to that, he was Chairman and President of Citibank's asset based finance subsidiary, Citicorp Industrial Credit. Mr. Martinsen is 64 years old.

    SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required to furnish the Company with copies of all Section 16(a) forms they file.

    To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 1998, all
Section 16(a) reporting requirements applicable to the Company's officers, directors and greater than ten percent shareholders were complied with, except that Form 5 reports for Mr. Appelle and Ms. Siemers-Cross were not timely filed for the fiscal year ended December 31, 1998 resulting in the failure by Mr. Appelle and Ms. Siemers-Cross to report one transaction each.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth compensation paid for the fiscal years ended December 31, 1998, December 31, 1997, and December 31, 1996 to those persons who were, at December 31, 1998 (i) the chief executive officer and (ii) the other most highly compensated executive officers of the Company (collectively, the "Named Executive Officers"). The information in the following tables with respect to the number of shares of Common Stock underlying options, option exercise prices and the number of shares of Common Stock acquired upon the exercise of options has been retroactively restated to reflect the two-for-one stock split paid to all holders of Common Stock of record on December 4, 1995 (the "Stock Split").

                                                          SUMMARY COMPENSATION TABLE
                                                                        ----------------------------
                                                                               LONG TERM
                                                                              COMPENSATION
                                                 ANNUAL COMPENSATION             AWARDS
                                             -------------------------------------------------------------------------
                                                                        RESTRICTED       SECURITIES      ALL OTHER
                                   FISCAL                                  STOCK         UNDERLYING    COMPENSATION
NAME AND PRINCIPAL POSITION         YEAR        SALARY         BONUS       AWARDS       OPTIONS/SARS        (1)
----------------------------------------------------------------------------------------------------------------------
Harvey A. Appelle (2)(6)
   Chairman of the Board and        1998      $402,652                                                   $ 2,880
   Chief Executive Officer          1997       400,000       $174,000     $440,625        50,000           2,880

Lynn Siemers-Cross (4)(7)
   President and Chief              1998      $502,550                                                   $ 1,020
   Operating Officer                1997       500,000        $212,500    $440,625        50,000             660

Beverly Eichel (8)
   Executive Vice President and     1998      $ 63,462         $50,000                    150,000            $255
   Chief Financial Officer

Harvey Horowitz (2)(5)              1998       $70,442
   Vice President and General       1997       405,000                                                   $   750
   Counsel                          1996       124,444                                                     2,880

Stuart S. Levy (2)(3)               1998      $240,526                                                   $ 2,634
   Vice President - Finance and     1997       361,667         $25,000    $ 14,650                        11,000
   Chief Financial Officer          1996        31,667

(1) Represents insurance premiums paid by, or on behalf of, the Company during the covered fiscal year with respect to term life insurance for the benefit of the Named Executive Officer.
(2)      This individual became an Executive Officer of the Company in 1996.
(3) On November 4, 1997, this individual's salary increased to $350,000 per annum. Compensation for 1998 represents salary through August 1998, the date of resignation.
(4)      This individual became an Executive Officer of the Company in 1997.
(5) This individual resigned his office as Vice President on February 28, 1998 and entered into a two-year consulting agreement with the Company.
(6)      Bonus for 1997 was paid in 69,600 shares of common stock.
(7) Bonus for 1997 was a $150,000 cash payment and 25,000 shares of common stock.
(8) This individual became an Executive Officer of the Company in 1998. Annual compensation represents prorated compensation from date of hire in October 1998 and a signing bonus paid in connection with the execution of her employment agreement with the Company.

EMPLOYMENT AGREEMENTS

Harvey Appelle

     On June 12, 1997, Mr. Appelle entered into a three-year employment agreement with the Company to serve as its Chairman of the Board and Chief Executive Officer. The agreement provides for a base annual salary of $400,000 for the first two years of the term and of $500,000 for the third year of the term, as well as a discretionary performance bonus based on the achievement of goals to be set annually by the Compensation Committee of the Board, as well as certain insurance benefits.

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


Beverly Eichel

    On September 28, 1998, Ms. Eichel entered into a two-year employment agreement the Company to serve as Executive Vice President and Chief Financial Officer, providing for a base salary of $275,000 per annum and a one time signing bonus of $50,000. The agreement provides for a discretionary performance bonus based on the achievement of goals to be set annually by the Compensation Committee of the Board, as well as certain insurance benefits.


    In addition, in connection with the commencement dates the agreement provides for the grant of options to purchase 150,000 shares of Common Stock at an exercise price equal to the fair market value on the date of grant, vesting over three years.

    The agreement provides that in the event Ms. Eichel's employment is terminated (except in certain limited circumstances) following a change in control of the Company, Ms. Eichel will have the right to receive severance benefits equal to one and one half times the sum of the last annual salary inclusive of performance bonus.

Harvey Horowitz

    On February 28, 1998, Mr. Horowitz entered into a two-year consulting agreement with the Company, which agreement superseded Mr. Horowitz's employment agreement with the Company dated September 5, 1996. Under the new agreement, Mr. Horowitz agrees to provide certain consulting services to the Company and its officers with respect to legal matters arising out of the business affairs of the Company. The new agreement provides for monthly payments to be made by the Company to Mr. Horowitz equal to $35,000 for March 1998, $30,000 per month thereafter for the balance of calendar year 1998, and $25,000 per month throughout calendar year 1999. Mr. Horowitz will continue to receive certain insurance and other benefits and the Company agrees to use its best efforts to cause Mr. Horowitz to be nominated for election as a member of its Board of Directors at the annual meeting of its shareholders to take place during calendar year 1999.


                            1998 STOCK OPTIONS GRANTS

            The Company strives to distribute stock option awards broadly throughout the organization. Stock option awards are based on the individual's position and contribution to the Company. The Company's long term performance ultimately determines compensation from stock options because stock option value is entirely dependent on the long term growth of the Company's common stock price.

            The following table sets forth certain information concerning options granted to the Chief Executive Officer and the Named Executive Officers during Fiscal 1998, including information concerning the potential realizable value of such options.


                        OPTION GRANTS IN LAST FISCAL YEAR


                                                                                                  POTENTIAL REALIZABLE
                                                                                              VALUE AT ASSUMED ANNUAL RATES
                                                                                                        OF STOCK
                                                                                                   PRICE APPRECIATION
                                                     INDIVIDUAL GRANTS                              OPTION TERM (1)
                             --------------------------------------------------------------   -----------------------------
                                 NUMBER OF
                                 SECURITIES          % OF TOTAL         EXERCISE
                                 UNDERLYING         # OF OPTIONS        PRICE (3)    EXPIRATION
  NAME                           OPTION (#)        GRANTED IN 1998       ($/SH)         DATE        5% ($)  10% ($)
  ----                           ----------  -     ---------------       ------         ----        ------  -------
  Harvey Appelle
  Lynn Siemers-Cross
  Herbert L. Ash (2)                 5,000                .93%           2.8750      7/28/08       9,040     22,910
  Sheridan C. Biggs (2)              5,000                .93%           2.8750      7/28/08       9,040     22,910
  Robert H. Cohen (2)                5,000                .93%           2.8750      7/28/08       9,040     22,910
  James W. Crystal (2)               5,000                .93%           2.8750      7/28/08       9,040     22,910
  Beverly Eichel (4)               150,000              28.04%           1.0000     10/13/08      94,334    239,061
  Harvey Horowitz (2)                5,000                .93%           2.8750      7/28/08       9,040     22,910
  Daniel H. Levy (2)                 5,000                .93%           2.8750      7/28/08       9,040     22,910
  Robert H. Martinsen (2)            5,000                .93%           2.8750      7/28/08       9,040     22,910

(1) The dollar amounts under these columns are the result of calculations at the 5% and 10% rates set by the SEC and, therefore, are not intended to forecast possible future appreciation, if any, of the Company's stock price.
(2) Represents options granted to Messrs. Ash, Biggs, Cohen, Crystal, Horowitz, Levy and Martinsen as directors pursuant to the Company's 1994 Non-Employee Director Option Plan.
(3) All options were granted at an exercise price equal to the market value of the Company's common stock on the date of grant.
(4)      Options were granted pursuant to Ms. Eichel's employment agreement.

                                AGGREGATE OPTION
                        EXERCISES IN LAST FISCAL YEAR AND
                       FISCAL YEAR ENDED OPTION VALUES(1)

                                                                    NUMBER OF SECURITIES
                                                                   UNDERLYING UNEXERCISED              VALUE OF UNEXERCISED
                                   SHARES                                OPTIONS AT                  IN-THE-MONEY OPTIONS AT
                                  ACQUIRED                           DECEMBER 31, 1998                DECEMBER 31, 1998 (2)
                                ON EXERCISE       VALUE              -----------------                ---------------------
                                    (#)          REALIZED        EXERCISABLE    UNEXERCISABLE     EXERCISABLE   UNEXERCISABLE
                                    ---          --------        -----------    -------------     -----------   -------------
Harvey Appelle (3)                   0                   0         137,500           35,000            0                 0
Lynn Siemers-Cross (4)               0                   0         115,000           35,000            0                 0
Herbert L. Ash                       0                   0          20,000                0            0                 0
Sheridan C. Biggs                    0                   0          20,000                0            0                 0
Robert H. Cohen                      0                   0          20,000                0            0                 0
James W. Crystal                     0                   0          32,500                0            0                 0
Harvey Horowitz                      0                   0          27,500                0            0                 0
Daniel H. Levy                       0                   0          20,000                0            0                 0
Robert H. Martinsen                  0                   0          20,000                0            0                 0
Beverly Eichel (4)                   0                   0               0          150,000            0          $131,250


(1) All options were granted at an exercise price equal to market value of the common stock on the date of grant.
(2) Amount reflects the market value of the underlying shares of common stock at the closing sales price reported on the Nasdaq National Market on December 31, 1998 ($1-7/8) per share.
(3) Represents 22,500 options granted to him under the Company's 1994 non-employee director option plan and 115,000 options granted to him in connection with the execution of his employment agreement.
(4) All options were granted in connection with the execution of her employment agreement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information, as of March 15, 1999, with respect to beneficial ownership of the Company's Common Stock by: (i) each of the Company's directors, (ii) each of the Company's Named Executive Officers,
(iii) each person who is known by the Company beneficially to own more than 5% of the Company's Common Stock, and (iv) by all directors and executive officers who served as directors or executive officers of March 15,1999 as a group. All information in the table below with respect to the Common Stock of the Company has been restated to reflect the two-for-one stock split paid to all holders of Common Stock of record on December 4, 1995. For purposes of the Proxy Statement, beneficial ownership is defined in accordance with 13d-3 under the Securities Exchange Act of 1934, as amended and means generally the power to vote or dispose of the securities, regardless of any economic interest therein.

      NAME AND ADDRESS                                         COMMON STOCK
      OF BENEFICIAL OWNER                                  BENEFICIALLY OWNED(1)               PERCENTAGE OWNED
      -------------------                                  ---------------------               ----------------
      Amber Arbitrage LDC                                       2,322,450(2)                        16.4%
      c/o  Custom House Fund Management Limited
      31 Kildare Sheet
      Dublin 2, Ireland

      Putnam Investments, Inc.                                  1,296,350(3)                         9.1%
      1 Post Office Square
      Boston, MA  02109

      Pioneering Management Corporation                           490,000(4)                         3.5%
      60 State Street
      Boston, MA  02109

      Harvey A. Appelle                                           407,100(5)                         2.9%
      Lynn Siemers-Cross                                          214,700(6)                         1.5%
      Herbert L. Ash                                               21,500(7)                          *



      Sheridan C. Biggs                                            21,000(8)                          *
      Robert H. Cohen                                              21,000(9)                          *
      James W. Crystal                                            33,500(10)                          *
      Harvey Horowitz                                             30,000(11)                          *
      Daniel H. Levy                                              25,000(12)                          *
      Stuart S. Levy                                               5,000(13)                          *
      Robert H. Martinsen                                         53,000(14)                          *
      All directors and officers as a group (10 persons)           [831,800]                         5.9%

-------
*         Less than 1%.

(1) Percentage to be based on the number of shares of Common Stock outstanding as of March 13, 1999.

(2) Based on information contained in Schedule 13G filed with the Company on May 13, 1998.

(3) Based on information contained in Schedule 13G/A filed with the Company on February 4, 1999. Includes shares held by Putman Investment Management, Inc. and Putman Advisory Company, Inc.

(4) Based on information contained in Scheduled 13G/A filed with the Company on October 15, 1998.

(5) Includes 22,500 shares underlying currently exercisable stock options which have been granted to Harvey A. Appelle pursuant to the Company's 1994 Non-Employee Director Option Plan, 150,000 shares underlying currently exercisable stock options which have been granted to Mr. Appelle pursuant to his employment agreement, 30,000 vested shares out of 150,000 restricted shares granted to Mr. Appelle pursuant to his employment agreement and 69,600 shares of stock issued to him as part of Fiscal 1997 compensation. The above does not include 120,000 shares of restricted stock pursuant to Mr. Appelle's employment agreement, which become vested March 31, 2000. Also not included are 100,000 options issued as part of Fiscal 1998 Compensation, which are exercisable after May 15, 1999 and will become exercisable in various dates through the year 2004.

(6) Includes 4,500 shares of underlying options which have been granted on April 19, 1996 to Lynn Siemers-Cross pursuant to the Company's 1992 Stock Option Plan and 150,000 shares underlying options which have been granted pursuant to Ms. Siemers-Cross' employment which is summarized in this Form 10-K under the caption "Executive Compensation - Employment Agreements". Also includes 30,000 shares of restricted stock pursuant to Ms. Siemers-Cross' employment agreement. Also includes 25,000 shares of stock issued as part of Fiscal 1997 compensation. The above does not include 120,000 of restricted stock pursuant to Ms. Siemers-Cross' employment agreement, which become vested March 31, 2000. Also not included are 3,000 options which have been granted on April 19, 1996 and 100,000 options issued as part of Fiscal 1998 compensation which are exercisable after May 15, 1999 and will become exercisable in various dates through the year 2004.

(7) Includes 20,000 shares underlying options which have been granted to Herbert L. Ash pursuant to the Company's 1994 Non-Employee Director Option Plan. Such options are currently exercisable.

(8) Includes 20,000 shares underlying options which have been granted to Sheridan C. Biggs pursuant to the Company's 1994 Non-Employee Director Option Plan. Also includes 1,000 shares held by Mr. Biggs.

(9) Includes 20,000 shares underlying options which have been granted to Robert H. Cohen pursuant to the Company's 1994 Non-Employee Director Option Plan. Such options are currently exercisable.

(10) Includes 32,500 shares underlying options which have been granted to James W. Crystal pursuant to the Company's 1994 Non Employee Director Option Plan. Such options are currently exercisable.

(11) Includes 30,000 shares underlying options which have been granted to Harvey Horowitz pursuant to the Company's 1994 Non-Employee Director Option Plan. Such options are currently exercisable.

(12) Includes 20,000 shares underlying options which have been granted to Daniel A. Levy pursuant to the Company's 1994 Non Employee Director Option Plan. Such options are currently exercisable.

(13) Includes 5,000 shares underlying options which have been granted pursuant to Stuart S. Levy's employment.

(14) Includes 20,000 shares underlying options which have been granted to Robert H. Martinsen pursuant to the Company's 1994 Non Employee Director Option Plan. Also includes 11,000 shares held by Mr. Martinsen's spouse. Such options are currently exercisable.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Mr. Crystal is Chairman and President of Frank Crystal & Co., Inc., which provides insurance brokerage services to the Company. Frank Crystal & Co., Inc. received approximately $169,000 in commissions during 1998 for services rendered to the Company.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this report:

            1.  Independent Auditors' Report

                Consolidated Balance Sheets at December 31, 1998 and December 31, 1997

                Consolidated Statements of Operations for the Years ended December 31, 1998, December 31, 1997 and December 31, 1996.

                Consolidated Statements of Stockholders' Equity for the Years ended December 31, 1998, December 31, 1997 and December 31, 1996.

                Consolidated Statements of Cash Flows for the Years ended December 31, 1998, December 31, 1997 and December 31, 1996.

                Notes to Consolidated Financial Statements

            2.  Financial Statement Schedule

                Valuation and Qualifying Accounts

            3. The Exhibits, which are listed on the Exhibit Index attached hereto


(b)       Reports on Form 8-K

          The Company filed no reports on Form 8-K during the last quarter of Fiscal 1998.

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE COMPANY HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

DATED:  MARCH 31, 1999
                                                     DONNKENNY, INC.


                                                     BY:
                                                           HARVEY A. APPELLE, CHAIRMAN OF THE BOARD OF DIRECTORS
                                                           AND CHIEF EXECUTIVE OFFICER

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934,
THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE
COMPANY IN THE CAPACITIES AND ON THE DATES INDICATED.

DATED:   MARCH 31, 1999
                                                                    /s/ Harvey A. Appelle
                                                     ---------------------------------------------------------
                                                     HARVEY A. APPELLE, CHAIRMAN OF THE BOARD OF DIRECTORS AND
                                                     CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER)



                                                                    /s/ Lynn Siemers-Cross
                                                     ---------------------------------------------------------
DATED:   MARCH 31, 1999                              LYNN SIEMERS-CROSS, PRESIDENT AND CHIEF OPERATING OFFICER



                                                                      /s/ Beverly Eichel
                                                     ---------------------------------------------------------
DATED:   MARCH 31, 1999                              BEVERLY EICHEL, CHIEF FINANCIAL OFFICER, EXECUTIVE VICE
                                                     PRESIDENT-FINANCE AND SECRETARY (PRINCIPAL FINANCIAL AND
                                                     ACCOUNTING OFFICER)



                                                                     /s/ Herbert L. Ash
                                                     ---------------------------------------------------------
DATED:   MARCH 31, 1999                              HERBERT L. ASH, DIRECTOR



                                                                   /s/ Sheridan C. Biggs
                                                     ---------------------------------------------------------
DATED:   MARCH 31, 1999                              SHERIDAN C. BIGGS, DIRECTOR



                                                                    /s/ Robert H. Cohen
                                                     ---------------------------------------------------------
DATED:   MARCH 31, 1999                              ROBERT H. COHEN, DIRECTOR



                                                                    /s/ James W. Crystal
                                                     ---------------------------------------------------------
DATED:   MARCH 31, 1999                              JAMES W. CRYSTAL, DIRECTOR



                                                                     /s/ Harvey Horowitz
                                                     ---------------------------------------------------------
DATED:   MARCH 31, 1999                              HARVEY HOROWITZ, DIRECTOR



                                                                      /s/ Daniel H. Levy
                                                     ---------------------------------------------------------
DATED:   MARCH 31, 1999                              DANIEL H. LEVY, DIRECTOR



                                                                   /s/ Robert H. Martinsen
                                                     ---------------------------------------------------------
DATED:   MARCH 31, 1999                              ROBERT H. MARTINSEN, DIRECTOR

                                                EXHIBIT INDEX

Exhibit                                       Description                                     Sequentially
No.                                           of Exhibit                                      Numbered Page
-------                                       -----------                                     -------------
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





10.30    Credit Agreement among Donnkenny Apparel, Inc., Beldoch Industries
         Corporation, the Guarantors Named therein, the Lenders Named therein and Chemical Bank, as Agent, dated June 5, 1995.7
10.31    Employment Agreement between Richard Rubin and the Company, dated
         November 30, 1995.9
10.32    Donnkenny, Inc. 1994 Stock Option Plan for Non-Employee Directors.9
10.33    Donnkenny, Inc. 1996 Restricted Stock Plan.12
10.34 Stock Purchase Agreement between Donnkenny Apparel, Inc. and Mel Weiss, dated as of September 3, 1996.10
10.35    Employment Agreement between Harvey Horowitz and the Company, dated
         September 5, 1996.13
10.36    Settlement Agreement between Richard Rubin and the Company, dated
         December 18, 1996.11
10.37 Rescission Agreement between Donnkenny Apparel, Inc. and the Company, dated December 18, 1996.13
10.38    Employment Agreement between Stuart S. Levy and the Company, dated
         January 28, 1997.13
10.39    Seventh Amendment, Waiver and Release Agreement, dated as of January
         31, 1997, to the Credit Agreement, dated as of June 5, 1995 among the Company, the Lenders Named Therein, the Guarantors Named Therein and the Chase Manhattan Bank.15
10.40    Eighth Amendment Agreement, dated as of April 28, 1997, to the Credit
         Agreement, dated as of June 5, 1995 among the Company, the Lenders
         Named Therein, the Guarantors Named Therein and the Chase Manhattan
         Bank.16
10.41    Employment Agreement between Harvey A. Appelle and the Company, dated
         April 14, 1997.14
10.42    Employment Agreement between Lynn Siemers-Cross and the Company, dated
         April 14, 1997.14
10.43    Consultant Agreement between Harvey Horowitz and the Company, dated
         February 28, 1998.
10.44    Eighth Amendment Waiver dated as of June 5, 1995 to the Credit
         Agreement, dated as of April 28, 1997 among the Company, the Lenders
10.45 Named Therein and the Chase Manhattan Bank. Tenth Amendment Agreement, dated as of March 31, 1998 to the Credit Agreement, dated as of June 5, 1995 among the Company, the Lenders Named Therein, The Guarantors Named
         Therein and the Chase Manhattan Bank.
10.46    Employment Agreement between Beverly Eichel and the Company dated
         September 28, 1998.17
10.47 Second Waiver and Amendment Agreement dated as of February 28, 1999 to the Credit Agreement, dated as of June 5, 1995 among the Company, the Lenders Named Therein and the Chase Manhattan Bank.




10.48    Commission's Order Instituting Public Administrative Proceedings, Make
         Findings and Instituting a Cease-and-Desist Order and Offer of
         Settlement of Donnkenny, Inc. released on February 2, 1999.

21       Subsidiaries of the Company.

------------------

(1)      Incorporated herein by reference to the Company's Registration
         Statement on Form S-1 (Registration No. 33-48243), as filed with the
         Commission on May 29, 1992 (the "Registration Statement").

(2)      Incorporated herein by reference to Amendment No. 4 to the Registration
         Statement (Registration No. 33-48243), as filed with the Commission on May 24, 1993.

(3)      Incorporated herein by reference to Amendment No. 3 to the Registration
         Statement (Registration Statement No. 33-48243), as filed with the
         Commission on May 10, 1993.

(4)      Incorporated herein by reference to Amendment No. 5 to the Registration
         Statement (Registration No. 33-48243), as filed with the Commission on June 11, 1993.

(5)      Incorporated herein by reference to the Company's Annual Report on Form
         10-K for the fiscal year ended December 3, 1994.

(6) Incorporated herein by reference to the Company's Report on Form 8-K, as filed with the Commission on June 2, 1995.

(7) Incorporated herein by reference to the Company's Report on Form 8-K, as filed with the Commission on June 17, 1995.

(8) Incorporated herein by reference to the Company's Report on Form 8-K, as filed with the Commission on August 8, 1995.

(9)      Incorporated herein by reference to the Company's Annual Report on Form
         10-K for the fiscal year ended December 2, 1995.

(10) Incorporated herein by reference to the Company's Report on Form 8-K, as filed with the Commission on September 21, 1996.

(11) Incorporated herein by reference to the Company's Report on Form 8-K, as filed with the Commission on December 19, 1996.

(12) Incorporated herein by reference to the Company's 1996 Proxy Statement, filed March 22, 1996.

(13)     Incorporated herein by reference to the Company's Annual Report on Form
         10-K for the fiscal year ended December 31, 1996.

(14) Incorporated herein by reference to the Company's Report on Form 10-Q, filed with the Commission on August 6, 1997.

(15) Incorporated herein by reference to the Company's Report on Form 8-K, as filed with the Commission on February 20, 1997.

(16) Incorporated herein by reference to the Company's Report on Form 10-Q, filed with the Commission on May 16, 1997.

(17) Incorporated herein by reference to the Company's Report on Form 10-Q filed with the Commission on November 15, 1998.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Donnkenny, Inc.

     We have audited the accompanying consolidated balance sheets of Donnkenny, Inc. and subsidiaries as of December 31, 1998 and December 31, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the fiscal years in the three year period ended December 31, 1998. Our audits also included the financial statements schedule listed in the Index at item 14(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects the financial position of Donnkenny, Inc. at December 31, 1998 and December 31, 1997, and the results of their operations and cash flows for each of the fiscal years in the three year period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



Deloitte & Touche LLP
New York, New York
March 19, 1999
(March 29, 1999 as to Note 15)

                        DONNKENNY, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                 DECEMBER 31, DECEMBER 31,
                                                                                    1998        1997

                                                                                  --------   --------
CURRENT ASSETS:
      Cash ....................................................................   $    503   $    257
      Accounts Receivable, net of allowances of $620 and
         $720 respectively ....................................................     29,363     24,453
      Recoverable income taxes ................................................        655      1,181
      Inventories .............................................................     21,972     27,248
      Deferred tax assets .....................................................      3,080      5,109
      Prepaid expenses and other current assets ...............................      1,265      2,146
      Assets held for sale ....................................................      1,799         --
                                                                                  --------   --------
      Total current assets ....................................................     58,637     60,394

PROPERTY, PLANT AND EQUIPMENT, NET ............................................      6,337      9,620

OTHER ASSETS ..................................................................      2,327         --

INTANGIBLE ASSETS .............................................................     32,914     32,446
                                                                                  --------   --------

TOTAL .........................................................................   $100,215   $102,460
                                                                                  ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      Current portion of long-term debt .......................................   $    154   $  5,000
      Accounts payable ........................................................      8,391      9,320
      Accrued expenses and other current liabilities ..........................      7,431      7,720
                                                                                  --------   --------
          Total current liabilities ...........................................     15,976     22,040
                                                                                  --------   --------
LONG-TERM DEBT                                                                      31,901     22,048
DEFERRED TAX LIABILITIES ......................................................      3,080      5,286

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
      Preferred stock $.01 par value; authorized 500 shares, issued none
      Common stock, $.01 par value; authorized 20,000
         shares, issued and outstanding 14,170 and
         14,075, shares in 1998 and 1997, respectively ........................        142        141
      Additional paid-in capital ..............................................     47,595     47,360
      Retained earnings........................................................      1,521      5,585
                                                                                  --------   --------
      Total stockholders' equity ..............................................     49,258     53,086
                                                                                  --------   --------

TOTAL .........................................................................   $100,215   $102,460
                                                                                  ========   ========

          See accompanying notes to consolidated financial statements.

                        DONNKENNY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                          YEAR ENDED     YEAR ENDED      YEAR ENDED
                                                                         DECEMBER 31,    DECEMBER 31,   DECEMBER 31,
                                                                            1998            1997            1996
                                                                        ------------    ------------    ------------

NET SALES ...........................................................   $    197,861    $    245,963    $    255,179
COST OF SALES .......................................................        157,069         196,633         202,580
                                                                        ------------    ------------    ------------

         Gross Profit ...............................................         40,792          49,330          52,599

OPERATING EXPENSES:
      Selling, general and administrative expenses ..................         39,086          45,867          57,603
      Amortization of goodwill and other related
        acquisition costs ...........................................          1,321           1,204           1,449
      Restructuring charge ..........................................          1,180           1,723              --
                                                                        ------------    ------------    ------------


         Operating income (loss) ....................................           (795)            536          (6,453)

OTHER EXPENSE:
      Interest expense (net of interest income of $10, $500
      and $0) .......................................................          3,913           4,955           5,154
                                                                        ------------    ------------    ------------


         (Loss) before income taxes .................................         (4,708)         (4,419)        (11,607)

INCOME TAX (BENEFIT) ................................................           (644)         (1,210)         (3,319)
                                                                        ------------    ------------    ------------

      NET (LOSS) ....................................................         (4,064)   $     (3,209)   $     (8,288)
                                                                        ============    ============    ============

      Basic and diluted (loss) per common share .....................   $      (0.29)   $      (0.23)   $      (0.59)
                                                                        ------------    ------------    ------------

      Shares used in the calculation of basic and diluted
         (loss) per common  share ...................................     14,150,000      14,070,000      14,012,000
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

                                                       DONNKENNY, INC. AND SUBSIDIARIES

                                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                 (IN THOUSANDS)


                                                                            RETAINED    TOTAL
                                            PREFERRED   COMMON   ADDITIONAL PAID-IN   STOCKHOLDERS'
                                              STOCK     STOCK     CAPITAL   EARNINGS   EQUITY
                                            -------    -------    -------   -------   -------------
BALANCE, DECEMBER 31, 1995 ..............    $  --      $  139    $45,744   $17,082   $62,965
          Exercise of stock options .....       --           1        600        --       601

          Net loss ......................       --          --         --    (8,288)   (8,288)
                                            -------    -------    -------   -------   -------

BALANCE, DECEMBER 31, 1996 ..............      --          140     46,344     8,794    55,278
          Issuance of Common Stock ......      --            1        116        --       117
          Tax Benefit attributable to the
            exercise of stock options ...      --           --        900        --       900
          Net loss ......................      --           --         --    (3,209)   (3,209)
                                            -------    -------    -------   -------   -------

BALANCE, DECEMBER 31, 1997 ..............      --          141     47,360     5,585    53,086
          Issuance of Common Stock ......      --            1        235        --       236
          Net loss ......................      --           --         --    (4,064)   (4,064)
                                            -------    -------    -------   -------   -------

BALANCE, DECEMBER 31, 1998 ..............   $  --      $   142    $47,595   $ 1,521   $49,258
                                            -------    -------    -------   -------   -------



          See accompanying notes to consolidated financial statements.

                                          DONNKENNY, INC. AND SUBSIDIARIES

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (IN THOUSANDS)

                                                                 YEAR ENDED    YEAR ENDED   YEAR ENDED
                                                                 DECEMBER 31, DECEMBER 31, DECEMBER 31,
                                                                    1998        1997         1996
                                                                  --------    --------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net (loss) ..............................................     (4,064)   $ (3,209)   $ (8,288)
      Adjustments to reconcile net cash
         (used in) provided by operating activities:
         Deferred income taxes ................................       (177)     (1,247)     (2,449)
         Depreciation and amortization of fixed assets ........      1,687       1,770       1,911
         Loss on disposal of fixed assets .....................        506         --         --
         Amortization of intangibles and other assets .........      1,321       1,204       1,449
         Write down of fixed assets ...........................        907         260        --
         Provision for losses on accounts receivable ..........         45         282         231
      Changes in assets and liabilities:
         (Increase) decrease in accounts receivable ...........     (4,955)      4,986         876
         Decrease (increase) in recoverable income taxes ......        526       7,444        (127)
         Decrease in inventories ..............................      5,276      19,545       3,458
         Decrease (increase) in prepaid expenses and other
           current assets .....................................        881        (513)      1,378
         (Increase) in other non-current assets ...............     (2,327)       --          --
         (Decrease) increase in accounts payable ..............       (929)    (10,156)      8,116
         (Decrease) in accrued expenses and
            other current liabilities .........................        (53)       (335)       (796)
                                                                  --------    --------    --------
            Net cash (used in) provided by operating activities     (1,356)     20,031       5,759
---------------------------------------------------------------   --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of fixed assets ................................     (2,452)       (516)     (1,016)
      Proceeds from sale of fixed assets ......................        836         640        --
      Increase in intangibles .................................     (1,789)     (1,200)       --
                                                                  --------    --------    --------
            Net cash used in investing activities .............     (3,405)     (1,076)     (1,016)
                                                                  --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Repayment of long-term debt .............................     (5,580)    (12,253)     (7,100)
      Proceeds of long-term debt ..............................        483        --          --
      Net borrowings (repayments) under revolving credit line .     10,104     (11,460)        290
      Proceeds from exercise of stock options .................       --          --           600
      Issuance of Common Stock ................................       --           117        --
      Tax benefit attributable to exercise of stock options ...       --           900        --
                                                                  --------    --------    --------

            Net cash provided by (used in) financing activities      5,007     (22,696)     (6,210)
                                                                  --------    --------    --------

NET INCREASE (DECREASE) CASH ..................................        246      (3,741)     (1,467)
CASH, AT BEGINNING OF PERIOD ..................................        257       3,998       5,465
                                                                  ========    ========    ========

CASH, AT END OF PERIOD ........................................   $    503    $    257    $  3,998
                                                                  ========    ========    ========

Supplemental Disclosures

      Income taxes paid .......................................   $     72    $   --      $  2,990
                                                                  ========    ========    ========
      Interest paid ...........................................   $  4,072    $  5,692    $  4,960
                                                                  ========    ========    ========

          See accompanying notes to consolidated financial statements.

                        DONNKENNY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         YEARS ENDED DECEMBER 31, 1998,
                     DECEMBER 31, 1997 AND DECEMBER 31, 1996
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Nature of Business -- The Company designs, manufactures, imports and markets a broad line of moderately priced women's sportswear and operates in one business segment. The Company's products are primarily sold throughout the United States by retail chains, department stores and smaller specialty shops.

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

       Inventories -- Inventories are stated at the lower of cost or market using the first-in, first-out method (FIFO) (see note 2).

       Property, Plant and Equipment -- Property, plant and equipment are recorded at cost. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the assets or, where applicable, the term of the lease, if shorter (see note 3).

       Estimated useful lives are as follows:

         Buildings                               9 to 38 years
         Machinery and equipment                 3 to 10 years
         Furniture and fixtures                  7 to 10 years
         Leasehold improvements                  7 to 10 years
                                            (or lease term if shorter)

     Other Assets -- In connection with contingent liabilities arising from the Company's alleged inaccuracies in the reporting of revenues and expenses for certain reporting periods, the Company has agreed to deposit $5,000 in an escrow account with the Company's insurance carrier over a three year period to help defray any claims, if any. At December 31, 1998, $2,083 has been deposited and has been included in other assets.


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

     Also included in intangible assets are organizational expenses and costs related to licenses acquired by the Company, which are being amortized using the straight-line method over periods of 5 to 20 years, respectively (see note 4).

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

     Income Taxes -- The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", which is an asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. SFAS No. 109 requires that deferred tax assets are to be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized (see note 7).

     Fair Value of Financial Instruments -- The carrying amount of significant financial instruments, which includes accounts receivable, accounts payable and accrued expenses, all approximated fair value as of December 31, 1998 and December 31, 1997 due to their short-term maturities. Long-term debt approximates fair value due to either its variable interest rate or short term maturities.

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

2.       INVENTORIES

     Inventories consisted of the following at December 31, 1998 and December 31, 1997:

                                          1998      1997
                                        -------   -------
                      Raw materials ..  $ 2,155   $ 4,209
                      Work in process.    4,235     5,584
                      Finished goods..   15,582    17,455
                                        -------   -------
                                        $21,972   $27,248
                                        =======   =======


3.       PROPERTY, PLANT AND EQUIPMENT

     Property, plant, and equipment consisted of the following at December 31, 1998 and December 31, 1997:

                                                            1998            1997
                                                         -------         -------
Land and land improvements .....................         $   410         $   740
Buildings and improvements .....................           6,241           8,476
Machinery and equipment ........................           6,295           7,162
Furniture and fixtures .........................           1,719           1,693
                                                         -------         -------
                                                          14,665          18,071
                                                         -------         -------
Less accumulated depreciation and
   Amortization ................................           8,328           8,451
                                                         -------         -------
                                                         $ 6,337           9,620
                                                         =======         =======

4.       INTANGIBLE ASSETS

     Intangible assets consisted of the following at December 31, 1998 and December 31, 1997:

                                                          1998            1997
                                                         -------         -------
Goodwill .......................................         $35,274         $33,485
Licenses .......................................           6,325           6,325
                                                         -------         -------
                                                          41,599          39,810
Less accumulated amortization ..................           8,685           7,364
                                                         =======         =======
                                                         $32,914         $32,446
                                                         =======         =======

5.       ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES.

     Accrued expenses and other current liabilities consisted of the following at December 31, 1998 and December 31, 1997:


                                                              1998          1997
                                                            ------        ------
Accrued Salaries, Benefits and Bonus ...............        $1,995        $2,565
Accrued Insurance ..................................         1,000         1,000
Due to Former Owners of Subsidiary .................           880             0
Accrued Restructuring Expense ......................           548         1,503
Other Accrued Expenses .............................         3,008         2,652
                                                            ------        ------
Total ..............................................        $7,431        $7,720
                                                            ======        ======

6.       LONG-TERM DEBT

     Long-term debt consisted of the following at December 31, 1998 and December 31, 1997:

                                                            1998            1997
                                                         -------         -------
Revolving Credit Borrowings (a)                          $31,644         $21,540
Senior Term  Loan (b)                                       --             5,508
Other (c)                                                    411            --
                                                         -------         -------
                                                          32,055          27,048

Less current maturities                                      154           5,000
                                                         -------         -------
                                                         $31,901         $22,048
                                                         =======         =======


     On April 30, 1997 the Company entered into an amended Credit Facility (the "Credit Facility") to, among other things, include the Company's operating subsidiaries Donnkenny Apparel, MegaKnits and Beldoch, as borrowers. The Credit Facility consisted of a Term Loan, a Revolving Credit Agreement, and a Factoring Agreement. The purpose of the Credit Facility was for general working capital purposes including the issuance of letters of credit. Under the Credit Facility, the Chase Manhattan Bank serves as agent (and holds a 35% interest), the CIT Group/Commercial Services Inc. (CIT) serves as collateral agent (and holds a 15% interest), and each of Fleet Bank, N.A. and the Bank of New York are co-lenders (each holding a 25% interest). In April 1997, the Company also entered into a Factoring Agreement with CIT. The Factoring Agreement provides for a factoring commission equal to 0.45% of the gross amount of sales, plus certain customary surcharges. An additional fee of 0.20% was paid upon the conversion to a factored receivable arrangement.

     On November 13, 1998, the Company and its operating subsidiaries, Donnkenny Apparel, MegaKnits, and Beldoch, entered into an Amended and Restated Credit Facility (the "Amended Credit Facility") to, among other things, provide for general working capital needs of the Company including letters of credit and to extend the Amended Credit Facility to March 31, 2000. The Amended Credit Facility was as follows: the total amount available under the Revolving Credit Agreement is $75 million subject to an asset based borrowing formula, with sublimits of $55 million for direct borrowings, $35 million for letters of credit and certain overadvances. The interest rate (10% at December 31, 1998 and 1997) is equal to the prime rate (8.5% at December 31, 1998 and 1997) plus 1 1/2% per annum. Outstanding borrowings under the Revolving Credit agreement in excess of an allowable overadvance will bear interest at the prime rate plus 3 1/2 %. The Revolving Credit Agreement also requires the Company to pay certain letters of credit fees and unused commitment fees. Advances and letters of credit will be limited to (i) up to 85% of eligible accounts receivable plus
(ii) up to 60% of eligible inventory, plus (iii) an allowable overadvance. Proceeds from the sale of fixed assets and income tax refunds are to be applied to reduce the overadvance facility.

(a) As of December 31, 1998, the borrowings under the Revolving Credit Agreement amounted to $31.6 million.

(b)  As of December 31, 1998, the Term Loan was paid in full.

(c) Other debt consists of a secured term loan that was entered into on June 30, 1998 in the amount of $483. As of December 31, 1998 the principal balance of this loan amounted to $411. The interest rate is fixed at 8.75% and the loan requires monthly principal and interest payments of $15 through June 2001. Software, machinery and equipment secure this obligation.

     Collateral for the Credit Facility includes a first priority lien on all accounts receivable, machinery, equipment, trademarks, intangibles and inventory, a first mortgage on all real property and a pledge of the Company's stock interest in the Company's operating subsidiaries, Donnkenny Apparel, Beldoch, and Megaknits.

     The Credit Facility contains numerous financial and operational covenants, including limitations on additional indebtedness, liens, dividends, stock repurchases and capital expenditures. In addition, the Company is required to maintain specified levels of tangible net worth and comply with a maximum cumulative net loss test.


7.       INCOME TAXES

   Income tax expense (benefit) for the years ended December 31, 1998, 1997 and 1996 is comprised of the following:

                                          1998            1997            1996
                                        -------         -------         -------
Current:
    Federal ....................        $  --           $(1,537)        $(1,462)
    State and local ............           (310)             35             592
Deferred .......................           (334)            292          (2,449)
                                        =======         =======         =======
                                        $  (644)        $(1,210)        $(3,319)
                                        =======         =======         =======


     A reconciliation of the statutory Federal tax rate and the effective rate is as follows:

                                                          1998    1997    1996
                                                          ----    ----    ----
Federal statutory tax rate .............................   (34)%   (34)%   (35)%
State and local taxes, net of Federal
    income tax benefit .................................    (2)     (3)     (2)
Losses providing no state and local
    tax benefit ........................................     3       4       4
Nondeductible items ....................................     7       5       3
Losses providing no federal tax benefit ................    20      --      --
Reduction of valuation allowance........................    (8)     --      --
Other ..................................................    --       1       1
                                                           ---     ---     ---
                                                           (14)%   (27%)   (29)%
                                                           ===     ===     ===

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

                                                            DECEMBER 31, DECEMBER 31,
                                                               1998       1997
                                                            ------------ ------------
Deferred tax assets:
    Accounts receivable allowances ........................   $   232    $   470
    Inventory valuation ...................................       874      1,991
    Accrued expenses ......................................     1,118      1,546
    Restructuring charges .................................       720       --
    State operating loss carryforwards ....................       848        614
    Federal operating loss carryforwards ..................     2,570        822
    Other .................................................       136        131
                                                              -------    -------
        Total gross deferred tax assets ...................     6,498      5,574
                                                              -------    -------

Deferred tax liabilities:
    Property, plant and equipment .........................    (1,738)    (1,958)
    Intangibles ...........................................    (3,182)    (3,328)
                                                              -------    -------
        Total gross deferred tax liabilities ..............    (4,920)    (5,286)
                                                              -------    -------

Net deferred tax asset ....................................     1,578        288
Less valuation allowance ..................................    (1,578)      (465)
                                                              =======    =======
Net deferred tax liability.................................   $  --      $  (177)
                                                              =======    =======

     As of December 31, 1998 and 1997, the Company recorded a valuation allowance against the net deferred tax assets due to uncertainty of the realization of certain net operating loss carryforwards.

     As of December 31, 1998, the following Federal and State net operating loss carryforwards were available:

                                                           Net Operating Losses
                                                           --------------------
Expiration Dates                                              Federal  State
                                                              ------   -----
2001-2002 .................................................    $ --     $  510
2011 ......................................................      --      5,561
2012 ......................................................       601    5,409
2013 ......................................................      --      5,540
2014-2017 .................................................      --      1,341
2018 ......................................................     5,615     --
2019-2022 .................................................     1,341     --

      During the years ended December 31, 1998 and 1997, the Company recorded interest income of $10 and $500 related to prior year carry back claims.

8.              COMMITMENTS AND CONTINGENCIES

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

b. In September 1996, the Securities and Exchange Commission ("SEC") obtained an order directing a private investigation of the Company in connection with, among other things, the alleged overstatement of revenues and misstatement of expenses for certain reporting periods. On February 2, 1999, the Company negotiated a resolution of the SEC's charges and, without admitting or denying the charges, and without any monetary penalty being assessed against the Company, has consented to the issuance of an administrative cease-and-desist order.

c. In connection with contingent liabilities arising from the alleged inaccuracies in the Company's reporting of revenues and expenses for certain reporting periods, the Company has agreed to deposit $5,000 in a escrow account with the Company's insurance carrier over a three year period to help defray claims, if any.

d. Rental expense for operating leases for the years ended December 31, 1998, 1997, and 1996 approximated $4,557, $4,505 and $5,207, respectively. Minimum future rental payments as of December 31, 1998 for operating leases with initial noncancelable lease terms in excess of one year, are as follows:

          Year Ending December 31,                        Amount
          ------------------------                        ------
          1999.....................................      $ 3,307
          2000  ...................................        2,871
          2001 ....................................        2,396
          2002 ....................................        2,163
          2003 ....................................        1,776
          Thereafter ..............................        2,306
                                                           -----
                                                         $14,819
                                                         -------

e. At December 31, 1998, the Company was contingently liable for outstanding letters of credit issued amounting to $24,257.

9.       EMPLOYEE BENEFIT PLAN

     The Company sponsors an Employees' Savings 401(k) Plan (the "Plan") covering substantially all of its employees. Contributions to the Plan are made by the Company at the discretion of the Board of Directors. The Company did not make contributions to the Plan in the years ended December 31, 1998, 1997 and 1996, except for the payment of administrative expenses.

10.      EARNINGS PER SHARE

     Basic EPS excludes dilution and is computed by dividing net income or loss attributable to common stockholders by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (convertible preferred stock, warrants to purchase common stock and common stock options using the treasury stock method) were exercised or converted into common stock. Potentially issuable common shares in the diluted EPS computation are excluded in net loss periods, as their effect would be antidilutive.

     The following table sets forth the computation of basic and diluted earnings per share, for the years ended December 31, 1998, 1997 and 1996:

                                                                                           1998        1997       1996
                                                                                         --------    --------    -------
Number of shares on which basic and diluted earnings
  per share is calculated ............................................................     14,150      14,070      14,012
                                                                                         ========    ========    ========

Net (loss) ...........................................................................   $ (4,064)   $ (3,209)   $ (8,288)
                                                                                         ========    ========    ========
Basic and diluted (loss)per share ....................................................   $  (0.29)   $  (0.23)   $  (0.59)
                                                                                         ========    ========    ========

     In the years ended December 31, 1998, 1997 and 1996, the incremental shares under stock plans of 431,250, 305,000 and 0 were not considered for the diluted earnings per share calculation due to their antidilutive effect. As such, the amounts reported for basic and diluted earnings per share are the same.

11.       STOCK BASED COMPENSATION

a.       Stock Options

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

     Information regarding the Company's stock option plan is summarized below:

                                           1998                           1997                          1996
                               -----------------------------   ---------------------------   ---------------------------
                                                WEIGHTED-                     WEIGHTED-
                                                 AVERAGE                       AVERAGE                     WEIGHTED-
                                                EXERCISE                      EXERCISE                      AVERAGE
                                 OPTIONS          PRICE         OPTIONS         PRICE         OPTIONS    EXERCISE PRICE
                               -------------  --------------   -----------  --------------   ----------  ---------------
Outstanding at beginning
    of the year ...............    1,660,650    $      5.42      658,800    $     10.51        543,600   $       8.26
Granted .......................      500,000           1.13    1,300,500           3.73        216,350          18.15
Exercised .....................         --          --              --           --            (76,100)          7.89
Cancelled .....................     (420,500)          6.04     (298,650)          9.26        (25,050)         12.80
                                  ----------    -----------   ----------    -----------   ------------   ------------
Outstanding at end of year ....    1,740,150           4.04    1,660,650           5.42        658,800          11.38
                                  ==========                  ==========                  ============
Exercisable at end of year ....      484,160                     234,800                       268,100
                                  ==========                  ==========                  ============
Available for grant at year end      259,850                     339,350                     1,341,200
                                  ==========                  ==========                  ============



The options outstanding at December 31, 1998 range in price as follows:

                                     # OF
                                    OPTIONS                EXERCISE PRICE
                                  ---------                --------------
                                    475,000                $   .9375 -  2.8750
                                  1,005,300                $  2.8750 -  4.4375
                                     29,200                $  8.3125 -  9.9375
                                    230,650                $  9.9375 - 18.0625
                                 ----------
                                  1,740,150
                                 ==========


     The Company applies Accounting Principles Board Opinion No. 25, and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans because the exercise price for stock options granted equaled the market price of the underlying stock at the date of grant. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net income and earnings per share for the years ended December 31, 1998, 1997 and 1996 would have been reduced to the pro forma amounts indicated below:



                                              1998        1997        1996
                                              ----        ----        ----
Net (loss)
As reported ...........................   $   (4,064)   $(3,209)   $  (8,288)
                                          ==========    =======    =========

 Pro forma ............................   $   (4,777)   $(3,834)   $  (8,414)
                                          ==========    =======    =========

Basic and diluted net (loss) per share:
   As reported ........................   $    (0.29)   $ (0.23)   $   (0.59)
                                          ==========    =======    =========

Pro forma .............................   $    (0.34)   $ (0.27)   $   (0.60)
                                          ==========    =======    =========

     The weighted average Black - Scholes value of the options granted during 1998, 1997 and 1996 were $0.83, $2.37, and $10.49, respectively. The following weighted-average assumptions were used in the Black - Scholes option-pricing model for grants in 1998, 1997 and 1996 respectively: dividend yield of 0% for all periods, volatility of 71%, 55%, and 47%, risk-free interest rate of 4.82%, 6.51%, and 6.90% and an expected life of 7 years.

b.   Restricted Stock

       In 1996, the Company adopted a plan to issue up to 1,000,000 shares of restricted stock to employees of the Company. During 1997, 305,000 shares were granted to employees of the Company at no cost to the employees. Of the total number of restricted shares granted, 5,000 shares vested and were issued upon the date of grant at the fair market value of $2.94 per share. The remaining 300,000 restricted shares were granted at a per share price of $2.94 and vest as follows: 60,000 shares on March 31, 1999 and 240,000 shares on March 31, 2000. Compensation cost recorded in 1998 and 1997 was $328 and $233, respectively, which represents the amortization of the value of the restricted stock award at the date of grant over the vesting period.

c.    Warrants

         On January 14, 1997, the Company issued warrants to purchase 75,000 shares of Common Stock at $5.00 per share to the principal of a company to rescind an acquisition transaction. The warrants are immediately exercisable and will expire July 23, 2004.

d.       Stock Bonus

    The Company issued 94,600 shares of common stock to certain key employees during the quarter ended June 30, 1998 as payment for 1997 bonuses, which were accrued and recorded as compensation expense of $236 in the year ended December 31, 1997.

e.       Stock Appreciation Rights

    In 1997, the Company awarded stock appreciation rights to two Executive Officers. These officers will be paid an amount equal to the appreciation over 5 years of 100,000 shares of stock. No compensation expense was recorded for these stock appreciation rights in 1998 or 1997.


12.      RESTRUCTURING CHARGES

     In the fourth quarter of 1998, the Company recorded a pre-tax charge of $1.2 million and a charge to cost of goods sold of $0.7 million for the write-down of inventory in connection with the sale of its West Hempstead facility that occurred on February 2, 1999. The $1.2 million charge included a loss on the sale of property, plant and equipment, employee severance payments and other incremental charges directly attributable to the sale of the manufacturing facility. At December 31, 1998, assets held for sale included three facilities, two of which were sold subsequent to December 31, 1998.

     In the fourth quarter of 1997, the Company decided to discontinue the manufacture and sale of the Mickey & Co. licensed character product line under a license agreement with Disney Enterprises, Inc. and recorded a pre-tax restructuring charge of $1.7 million and a charge to cost of goods sold of $0.5 million for the write down of merchandise inventories. The $1.7 million restructuring charge included: payments due under agreements with the licensor; write-downs of property, plant and equipment; costs related to lease terminations; employee severance payments; and other incremental charges which were primarily attributable to discontinuing the licensed character product lines.

13.      BUSINESS CONCENTRATIONS

     Substantially all of the Company's sales are made to customers in the United States. Sales to one chain store retailer accounted for approximately 13%, 15% and 19% of the Company's sales in 1998, 1997 and 1996, respectively and accounts receivable from this customer was $2,763 at December 31, 1998. Sales to one wholesale club increased to 15% in 1998 from 8% in 1997 and accounts receivable from this customer was $8,653 at December 31, 1998. No other customers accounted for more than eight percent of the Company's sales in 1998, 1997 and 1996. The Company estimates an allowance for doubtful accounts based on the creditworthiness of its customers as well as general economic conditions. Consequently, an adverse change in those factors could affect the Company's estimate of its bad debts.

14.   SHAREHOLDERS RIGHTS PLAN

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


15.    SUBSEQUENT EVENT

     On March 29, 1999, the Company entered into a Second Waiver and Amendment Agreement to the Amended Credit Facility effective as of February 28, 1999 to support the Company's 1999 business plan. Additionally, the Second Waiver and Amendment waived any existing default for the year ended December 31, 1998 with respect to the Company's non-compliance of the covenants related to Net Tangible Worth and the Cumulative Net Loss tests. Pursuant to this amendment, the interest rate on borrowings was increased to 2 1/2% above the prime rate and shall be further increased by 1/8 of 1% on each of July 1, 1999, August 1, 1999 and September 1, 1999; and the applicable percentage shall be increased by 1/4 of 1% on the first day of each month thereafter, commencing October 1, 1999. A fee of $150,000 is payable on June 30, 1999.

                                 DONNKENNY, INC.

                      INDEX TO FINANCIAL STATEMENT SCHEDULE

     Schedule II     Valuation and Qualifying Accounts .....................

                                   SCHEDULE II

                        DONNKENNY, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                           FOR THE FISCAL YEARS ENDED
           DECEMBER 31, 1998, DECEMBER 31, 1997, AND DECEMBER 31, 1996

                                                                              BALANCE
                                 BALANCE AT     CHARGED TO                    AT END
                                 BEGINNING      COSTS AND                       OF
                                 OF PERIOD      EXPENSES       DEDUCTIONS     PERIOD
                                -----------    ------------   ------------  -----------
Year ended December 31, 1998:
    Reserve for bad debts ...   $   511,000        45,000        (46,000)   $   602,000
    Reserve for discounts ...       209,000     1,190,000      1,381,000         18,000
                                -----------                                 -----------
                                $   720,000                                 $   620,000
                                ===========                                 ===========


Year ended December 31, 1997:
    Reserve for bad debts ...   $   968,000      (175,000)       282,000    $   511,000
    Reserve for discounts ...     1,272,000     3,872,000      4,935,000        209,000
                                -----------                                 -----------
                                $ 2,240,000                                 $   720,000
                                ===========                                 ===========


Year ended December 31, 1996:
    Reserve for bad debts ...   $   897,000       233,000        162,000    $   968,000
    Reserve for discounts ...     1,112,000     6,357,000      6,197,000      1,272,000
                                -----------                                 -----------
                                $ 2,009,000                                 $ 2,240,000
                                ===========                                 ===========