Form 10-Q
period 1999-03-31
DONNKENNY INC
filed 1999-05-17
CIK 29693

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to __________

                         Commission file number 0-21940

                                Donnkenny, Inc.
                                ---------------
             (Exact name of registrant as specified in its charter)

                     Delaware                     51-0228891
                     --------                     ----------
            (State or jurisdiction of          (I.R.S. Employer
          incorporation or organization)     Identification No.)

           1411 Broadway, New York, NY              10018
           ---------------------------              -----
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

    Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

    Common Stock $0.01 par value                      14,169,540
    ----------------------------           -------------------------------
              (Class)                      (Outstanding at March 31, 1999)

                        DONNKENNY, INC AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (FORM 10-Q)


PART I - FINANCIAL INFORMATION                                            Page

Consolidated financial statements:

         Independent Accountants' Report

         Balance sheets as of March 31, 1999 and December 31, 1998........I-1

         Statements of operations for the three months ended
         March 31, 1999 and March 31, 1998 ...............................II-1

         Statements of cash flows for the three months ended
         March 31, 1999 and March 31, 1998................................III-1

         Notes to Consolidated Financial Statements.......................IV-1-3

         Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................V-1-4

PART II - OTHER INFORMATION

         Legal Proceedings................................................VI-1

         Exhibits and Reports on Form 8-K.................................VI-2

         Signatures.......................................................VI-3

                        INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of Donnkenny, Inc.

We have reviewed the accompanying consolidated balance sheet of Donnkenny, Inc. and subsidiaries as of March 31, 1999, the related consolidated statements of operations and cash flows for the three-month periods ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Donnkenny, Inc. and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 19,1999 (March 29, 1999 as to note 15), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1998 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


DELOITTE & TOUCHE LLP
New York, New York
May 14, 1999

                DONNKENNY, INC. AND SUBSIDIARIES
                   Consolidated Balance Sheets
              (In thousands, except per share data)

                                                             March 31,      December 31,
                                                               1999            1998
                                                             --------        --------
                                                            (Unaudited)
CURRENT ASSETS
     Cash ...........................................        $    286        $    503
     Accounts receivable - net of allowances of
       $673 and $620, respectively ..................          41,509          29,363
     Recoverable income taxes .......................             353             655
     Inventories ....................................          20,985          21,972
     Deferred tax assets ............................           1,655           3,080
     Prepaid expenses and other current assets ......           1,222           1,265
     Assets held for sale ...........................             490           1,799
                                                             --------        --------
     Total current assets ...........................          66,500          58,637
PROPERTY, PLANT AND EQUIPMENT, NET ..................           6,204           6,337
OTHER ASSETS ........................................           2,693           2,327
INTANGIBLE ASSETS ...................................          32,566          32,914
                                                             --------        --------
TOTAL ...............................................        $107,963        $100,215
                                                             ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
       Current portion of long-term debt ............        $ 38,683        $    154
       Accounts payable .............................           9,405           8,391
       Accrued expenses and other current
         liabilities ................................           7,218           7,431
                                                             --------        --------
          Total current liabilities .................          55,306          15,976
                                                             --------        --------
LONG-TERM DEBT ......................................             216          31,901
DEFERRED TAX LIABILITIES ............................           1,655           3,080

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred stock $.01 par value; authorized 500
      shares , issued none ..........................              --              --
    Common stock, $.01 par value.  Authorized 20,000
      shares,  issued and outstanding 14,170 shares .             142             142
    Additional paid-in capital ......................          47,595          47,595
    Retained earnings ...............................           3,049           1,521

                                                             --------        --------
         Total Stockholders' Equity .................          50,786          49,258
                                                             --------        --------

TOTAL ...............................................        $107,963        $100,215
                                                             ========        ========

          See accompanying notes to consolidated financial statements.

                        DONNKENNY, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                (In thousands, except share and per share data)
                                  (Unaudited)

                                                           Three Months Ended
                                                    -------------------------------
                                                    March 31,1999    March 31, 1998
                                                    -------------    --------------
NET SALES ........................................   $    51,051      $    52,527
COST OF SALES ....................................        39,002           39,576
                                                     -----------      -----------
     Gross profit ................................        12,049           12,951

OPERATING EXPENSES:
    Selling, general and administrative expenses .         9,273            9,982
    Amortization of goodwill and other related
     acquisition costs ...........................           348              321
                                                     -----------      -----------
        Operating income .........................         2,428            2,648

INTEREST EXPENSE
       (Net of interest income of $110 in 1998) ..           800              686
                                                     -----------      -----------
        Income before income taxes ...............         1,628            1,962

INCOME TAXES .....................................           100              942
                                                     -----------      -----------
      NET INCOME .................................   $     1,528      $     1,020
                                                     ===========      ===========
Basic earnings per common share ..................   $      0.11      $      0.07
                                                     ===========      ===========
Shares used in the calculation of basic earnings
    per common share .............................    14,170,000       14,075,000
                                                     ===========      ===========
Diluted earnings per common share ................   $      0.10      $      0.07
                                                     ===========      ===========
Shares used in the calculation of diluted earnings
   per common share ..............................    14,570,000       14,173,000
                                                     ===========      ===========

          See accompanying notes to consolidated financial statements.

                   DONNKENNY, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows
                            (In thousands)
                             (Unaudited)

                                                                       Three Months Ended
                                                                    ------------------------
                                                                    March 31,       March 31,
                                                                      1999            1998
                                                                    --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ..................................................       $  1,528        $  1,020
Adjustments to reconcile net cash
   (used in) provided by operating activities:

    Depreciation and amortization of fixed assets ...........            205             395
    Amortization of intangibles and other assets ............            348             321
    Provision for losses on accounts receivable .............             18              96
Changes in assets and liabilities:
        Increase in accounts receivable .....................        (12,164)        (10,844)
        Decrease in recoverable income taxes ................            302              --
        Decrease in inventories .............................            987           3,252
        Decrease (increase) in prepaid expenses and
          other current assets ..............................             43            (494)
        Increase in other non-current assets ................           (366)           (833)
        Increase in accounts payable ........................          1,014             239
        Decrease in accrued expenses and
          other current liabilities .........................           (213)           (268)
                                                                    --------        --------
          Net cash used in operating activities .............         (8,298)         (7,116)
                                                                    --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of fixed assets ................................            (74)           (750)
    Proceeds from sale of fixed assets ......................          1,311               6
                                                                    --------        --------
          Net cash provided by (used in) investing activities          1,237            (744)
                                                                    --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Repayment of long-term debt .........................            (38)         (1,450)
        Net borrowings under revolving credit line ..........          6,882           9,571
                                                                    --------        --------
          Net cash provided by financing activities ..........         6,844           8,121
                                                                    --------        --------
NET (DECREASE)/INCREASE CASH ................................           (217)            261
CASH, AT BEGINNING OF PERIOD ................................            503             257
                                                                    --------        --------
CASH, AT END OF PERIOD ......................................       $    286        $    518
                                                                    ========        ========

SUPPLEMENTAL DISCLOSURES

Income taxes paid ...........................................       $     14        $     13
                                                                    ========        ========
Interest paid ...............................................       $    861        $    809
                                                                    ========        ========

     See accompanying notes to consolidated financial statements.

                                     III-1

                        DONNKENNY, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                (In thousands, except share and per share data)
                                  (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the Rules of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. The Company believes the disclosures made are adequate to make such financial statements not misleading. The results for the interim periods presented are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company's Report on Form 10-K for the year ended December 31, 1998. Balance sheet data as of December 31, 1998 have been derived from audited financial statements of the Company.

NOTE 2 - INVENTORIES

Inventories consist of the following:

                                                    March 31,  December 31,
                                                      1999         1998
                                                      ----         ----
Raw materials ....................................  $ 2,421      $ 2,155
Work-in-process ..................................    2,885        4,235
Finished goods ...................................   15,679       15,582
                                                    =======      =======
                                                    $20,985      $21,972
                                                    =======      =======

NOTE 3 - DEBT

    In November 1998, the Company and its operating subsidiaries, Donnkenny Apparel, MegaKnits, and Beldoch, entered into an Amended and Restated Credit Facility (the "Amended Credit Facility") to, among other things, provide for general working capital needs of the Company including letters of credit and to extend the Amended Credit Facility to March 31, 2000. The Amended Credit Facility was amended as follows: the total amount available under the Revolving Credit Agreement is $75 million subject to an asset based borrowing formula, with sublimits of $55 million for direct borrowings, $35 million for letters of credit and certain overadvances. Outstanding borrowings under the Revolving Credit agreement in excess of an allowable overadvance will bear interest at the prime rate plus 3 1/2 %. The Revolving Credit Agreement also requires the Company to pay certain letters of credit fees and unused commitment fees. Advances and letters of credit will be limited to (i) up to 85% of eligible accounts receivable plus (ii) up to 60% of eligible inventory, plus (iii) an allowable overadvance. Proceeds from the sale of fixed assets and income tax refunds are to be applied to reduce the overadvance facility.

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

    As of March 31, 1999 and March 31, 1998, the borrowings under the Revolving Credit Agreement amounted to $38.5 million and $31.1 million with an interest rate of 10.25% and 10.0%, respectively.

    In March 1999, the Company entered into a Second Waiver and Amendment Agreement to the Amended Credit Facility effective as of February 28, 1999 to support the Company's 1999 business plan. Pursuant to this amendment, the interest rate on borrowings (10.25% at March 31, 1999) was increased to 2 1/2% above the prime rate and shall be further increased by 1/8 of 1% on each of July 1, 1999, August 1, 1999 and September 1, 1999; and the applicable percentage shall be increased by 1/4 of 1% on the first day of each month thereafter, commencing October 1, 1999. A fee of $150,000 is payable on June 30, 1999.

    Other debt consists of a secured term loan that was entered into on June 30, 1998 in the amount of $483. As of March 31, 1999 the principal balance of this loan amounted to $373. The interest rate is fixed at 8.75% and the loan requires monthly principal and interest payments of $15 through June 2001. Software, machinery and equipment secure this obligation.

NOTE 4 - STOCKHOLDERS' EQUITY

    The Company issued 200,000 options to purchase common stock at the fair market value on the date of grant to certain key employees during the quarter ended March 31, 1999, which will become exercisable on various dates commencing March 2, 2000 through the year 2004.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

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

b. In connection with contingent liabilities arising from the Company's alleged inaccuracies in the reporting of revenues and expenses for certain reporting periods, the Company has agreed to deposit $5,000 in an escrow account with the Company's insurance carrier over a three year period to help defray claims, if any. At March 31, 1999, $2,500 has been deposited and has been included in other assets.

c. The Company is also a party to legal proceedings arising in the ordinary course of its business. Management believes that the ultimate resolution of these proceedings will not, in the aggregate, have a material adverse effect on financial condition, results of operations, liquidity or business of the Company.


NOTE 6 - SUBSEQUENT EVENTS

         On May 14, 1999, the Company and its operating subsidiaries signed a commitment letter to enter into a new credit agreement with CIT Group/Commercial Services to replace the existing $75 million Amended Credit Facility. The new three year agreement will provide the Company with a $75 million facility comprised of a $72 million revolver with sublimits up to $52 million for direct borrowings, $35 million for letters of credit and certain overadvances and a $3 million term loan.

         The new credit agreement will bear interest at the prime rate plus one half percent. The new credit agreement will provide for advances of (i) up to 90% of eligible accounts receivable plus (ii) up to 60% of eligible inventory plus (iii) up to 25% of eligible WIP up to a maximum of $2 million, plus (iv) allowable overadvances.

         The Company expects to close the new credit agreement within the next 60 days.

                        DONNKENNY, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

COMPARISON OF QUARTERS ENDED MARCH 31, 1999, AND MARCH 31, 1998

         Net sales decreased by $1.5 million, or 2.8% from $52.5 million in the first quarter of fiscal 1998 to $51.0 million in the first quarter of fiscal 1999. The decrease in the Company's net sales was primarily due to a $1.6 million decrease in sales of License Character products as a result of the Company's exiting these businesses with all other labels netting to an increase of $0.1 million.

         Gross profit for the first quarter of fiscal 1999 was $12.0 million, or 23.6% of net sales, compared to $13.0 million, or 24.7% of net sales, during the first quarter of fiscal 1998. The decrease in gross profit in dollars and as a percentage of net sales was primarily attributable to the Company's reduced sales from exiting the Licensed Character business in fiscal 1998 and lower margins from the Donnkenny Apparel label.

         Selling, general and administrative expenses decreased from $10.0 million in the first quarter of fiscal 1998 to $9.3 million in the first quarter of fiscal 1999. As a percentage of net sales, these expenses decreased from 19.0% in the first quarter of fiscal 1998 to 18.2% in the first quarter of fiscal 1999. The decrease in selling, general and administrative expenses was due primarily to lower commissions and synergies created in combining certain business functions, which allowed for reductions in headcount. These reductions were partially offset by higher distribution costs as a result of increased costs associated with the Company's customers requirements for "Floor Ready" merchandise.

         Net interest expense increased from $0.7 million during the first quarter of fiscal 1998 to $0.8 million during the first quarter of fiscal 1999. The increase was primarily the result of $0.1 million of interest income from income tax refunds in the first quarter of 1998 that was offset against $0.8 million of interest expense.

         The provision for income taxes decreased from $0.9 million in the first quarter of fiscal 1998 to $0.1 million in the first quarter of fiscal 1999. In the first quarter of fiscal 1999, the provision reflects state and local taxes and the usage of net operating loss carry forwards.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's liquidity requirements arise from the funding of working capital needs, primarily accounts receivable and the interest and principal payments related to certain indebtedness. The Company's borrowing requirements for working capital fluctuate throughout the year.

         Capital expenditures were $0.1 million, primarily for upgrading computer systems during the first quarter of fiscal 1999 compared to $0.8 million in the first quarter of fiscal 1998. The

Company has committed to spend an additional $0.5 million in fiscal 1999 for upgrading computer systems to increase efficiencies as part of the Company's system upgrade plan.

         In April 1997 the Company entered into an amended Credit Facility (the "Credit Facility") to, among other things, include the Company's operating subsidiaries Donnkenny Apparel, MegaKnits and Beldoch, as borrowers. The Credit Facility consisted of a Term Loan, a Revolving Credit Agreement, and a Factoring Agreement. The purpose of the Credit Facility was for general working capital purposes including the issuance of letters of credit. In April 1997, the Company also entered into a Factoring Agreement with CIT. The Factoring Agreement provides for a factoring commission equal to 0.45% of the gross amount of sales, plus certain customary surcharges. An additional fee of 0.20% was paid upon the conversion to a factored receivable arrangement.

         In November 1998, the Company and its operating subsidiaries, Donnkenny Apparel, MegaKnits, and Beldoch, entered into an Amended and Restated Credit Facility (the "Amended Credit Facility") to, among other things, provide for general working capital needs of the Company including letters of credit and to extend the Amended Credit Facility to March 31, 2000. The Amended Credit Facility was amended as follows: the total amount available under the Revolving Credit Agreement is $75 million subject to an asset based borrowing formula, with sublimits of $55 million for direct borrowings, $35 million for letters of credit and certain overadvances. Outstanding borrowings under the Revolving Credit agreement in excess of an allowable overadvance will bear interest at the prime rate plus 3 1/2 %. The Revolving Credit Agreement also requires the Company to pay certain letters of credit fees and unused commitment fees. Advances and letters of credit will be limited to (i) up to 85% of eligible accounts receivable plus (ii) up to 60% of eligible inventory, plus (iii) an allowable overadvance. Proceeds from the sale of fixed assets and income tax refunds are to be applied to reduce the overadvance facility.

         As of March 31, 1999, borrowings under the Revolving Credit Agreement amounted to $38.5 million compared to $31.1 million as of March 31, 1998.

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

         In March 1999, the Company entered into a Second Waiver and Amendment Agreement to the Amended Credit Facility effective as of February 28, 1999 to support the Company's 1999 business plan. Pursuant to this amendment, the interest rate on borrowings (10.25% at March 31, 1999) was increased to 2 1/2% above the prime rate and shall be further increased by 1/8 of 1% on each of July 1, 1999, August 1, 1999 and September 1, 1999; and the applicable percentage shall be increased by 1/4 of 1% on the first day of each month thereafter, commencing October 1, 1999. A fee of $150,000 is payable on June 30, 1999.

         On May 14, 1999, the Company and its operating subsidiaries signed a commitment letter to enter into a new credit agreement with CIT Group/Commercial Services to replace the existing $75 million Amended Credit Facility. The new three year agreement will provide the Company with a $75 million facility comprised of a $72 million revolver with sublimits up to $52 million for direct borrowings, $35 million for letters of credit and certain overadvances and a $3 million term loan. The new credit agreement will bear interest at the prime rate plus one half percent. The new credit agreement will provide for advances of (i) up to 90% of eligible accounts receivable plus (ii) up to 60% of eligible inventory plus (iii) up to 25% of eligible WIP up to a maximum of $2 million, plus (iv) allowable overadvances. The Company expects to close the new credit agreement within the next 60 days.

         During the first quarter of fiscal 1999, the Company's operating activities used cash principally as a result of increases in accounts receivable and other non-current assets partially offset by decreases in inventory and increases in accounts payable. During the first quarter of fiscal 1998, the Company's operating activities used cash principally as a result of increases in accounts receivable and decreases in accrued expenses partially offset by decreases in inventories. Cash provided by investing activities in the first quarter of fiscal 1999 amounted to $1.2 million, primarily as the result of the sale of a closed Virginia manufacturing facility ($1.1 million) and a manufacturing unit in New York ($0.2 million) partially offset by $0.1 million relating to the upgrades in the Company's computer systems. In the first quarter of fiscal 1998 cash used in investing activities amounted to $0.8 million relating to the upgrades in the computer systems. Cash provided by financing activities in the first quarter of fiscal 1999 amounted to $6.8 million, which represented net borrowings under the Revolving Credit Agreement. Cash provided by financing activities in the first quarter of fiscal 1998 amounted to $8.1 million, which primarily consisted of repayments of $1.5 million on the Term Loan and borrowings under the Revolving Credit Agreement of $9.6 million.

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

YEAR 2000 ISSUE

         The Company recognizes the need for, and is in the final phases of implementation of, a comprehensive program intended to upgrade the operating systems, including hardware and software, which should eliminate any issues involving Year 2000 compliance. Certain of the Company's current software systems, without modification, would be adversely affected by the inability of the systems to appropriately interpret date information after 1999. As part of the process of improving the Company's information systems to provide enhanced support to all operating areas, the Company will upgrade to new financial and operating systems. Such upgrade will provide for or eliminate any issues involving Year 2000 compliance because all software to be implemented is designed to be Year 2000 compliant. The Company anticipates that its cost for such upgrade will be approximately $0.5 million for Fiscal 1999. The Company also anticipates that it will complete its systems conversion in time to accommodate Year 2000 issues. If the Company fails to complete such conversion in a timely manner, such failure will have a material adverse effect on the business, financial condition and results of operations of the Company. The Company does not currently have complete information concerning Year 2000 compliance status of its suppliers and customers. The Company has initiated communications with some of its significant customers, suppliers, and contractors to determine their plans to remedy any Year 2000 issues that arise in their business. The Company plans to complete this project prior to December 31, 1999; however, there can be no assurance that the systems of the other companies on which the Company's systems rely will be timely converted and would not have a material adverse effect on the Company's systems. The Company is currently evaluating its non-information technology systems (embedded technology) issues and is also developing its contingency plans for its information technology systems and believes that it will complete both issues in time to accommodate Year 2000 issues.

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

                           PART II. OTHER INFORMATION

Item 1 - 4.   Not Applicable.



Item 5.       Other Information

              In connection with contingent liabilities arising from the Company's alleged inaccuracies in the reporting of revenues and expenses for certain reporting periods, the Company has agreed to deposit $5 million in an escrow account with the Company's insurance carrier over a three year period to help defray claims, if any. At March 31, 1999, $2.5 million has been deposited and has been included in other assets.

Item 6.       Exhibits and Reports on Form 8-K

(a)           Exhibits

              The following documents are filed as part of this report:

              Exhibit No.       Description of Exhibit
              -----------       ----------------------

              27                Financial Data Schedule

(b)           Reports on Form 8-K

              The Company filed no reports on Form 8-K during the first quarter ended March 31, 1999.

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

                                            Donnkenny, Inc.
                                            ---------------
                                            Registrant




Date: May 14, 1999
                                            -----------------------------
                                            Harvey Appelle
                                            Chairman of the Board,
                                            Chief Executive Officer


Date: May 14, 1999
                                            -----------------------------
                                            Beverly Eichel
                                            Executive Vice President
                                            and Chief Financial Officer,
                                            (Principal Financial Officer)