Form 10-Q
period 1999-06-30
DONNKENNY INC
filed 1999-08-16
CIK 29693

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999
                                                 -------------
                                       OR

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

                        1411 Broadway, New York, NY 10018
                  ---------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

        Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

         Common Stock $0.01 par value                   14,229,540
         ----------------------------         ------------------------------
                  (Class)                     (Outstanding at June 30, 1999)

                         DONNKENNY, INC AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (FORM 10-Q)


PART I - FINANCIAL INFORMATION                                            Page
                                                                          ----
Consolidated financial statements:

      Independent Accountants' Report

      Balance sheets as of June 30, 1999 (unaudited) and
      December 31, 1998.................................................. I-1

      Statements of operations for the three and six months ended
      June 30, 1999 and June 30, 1998 (unaudited)........................ II-1

      Statements of cash flows for the six months ended June 30, 1999 and June 30, 1998 (unaudited)...................................... III-1

      Notes to Consolidated Financial Statements......................... IV-1-3

      Management's Discussion and Analysis of Financial Condition and
      Results of Operations.............................................. V-1-5

PART II - OTHER INFORMATION

      Legal Proceedings.................................................. VI-1-2

      Exhibits and Reports on Form 8-K................................... VI-3

      Signatures......................................................... VI-4

                         INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of Donnkenny, Inc.

We have reviewed the accompanying consolidated balance sheet of Donnkenny, Inc. and subsidiaries as of June 30, 1999, the related consolidated statements of operations for the three-month and six-month periods ended June 30, 1999 and June 30, 1998 and the consolidated statements of cash flows for the six-month periods ended June 30, 1999 and June 30, 1998. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Donnkenny, Inc. and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 19, 1999 (March 29, 1999 as to note 15), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1998 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


DELOITTE & TOUCHE LLP
New York, New York
August 16, 1999

                        DONNKENNY, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                      (In thousands, except per share data)

                                                      June 30,     December 31,
                                                        1999           1998
                                                     -----------   ------------
                                                     (Unaudited)
CURRENT ASSETS
     Cash ..........................................  $    357       $    503
     Accounts receivable - net of allowances
       of $577 and $620, respectively ..............    24,012         29,363
     Recoverable income taxes ......................       317            655
     Inventories ...................................    22,359         21,972
     Deferred tax assets ...........................     4,230          3,080
     Prepaid expenses and other current assets .....     1,181          1,265
     Assets held for sale ..........................       479          1,799
                                                      --------       --------
         Total current assets ......................    52,935         58,637
PROPERTY, PLANT AND EQUIPMENT, NET .................     6,170          6,337
OTHER ASSETS .......................................       192          2,327
INTANGIBLE ASSETS ..................................    32,219         32,914
                                                      --------       --------
TOTAL ..............................................  $ 91,516       $100,215
                                                      ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current portion of long-term debt ..............  $  1,160       $    154
    Accounts payable ...............................     9,189          8,391
    Accrued expenses and other current
      liabilities ..................................     6,378          7,431
                                                      --------       --------
         Total current liabilities .................    16,727         15,976
                                                      --------       --------
LONG-TERM DEBT .....................................    26,016         31,901
DEFERRED TAX LIABILITIES ...........................     4,230          3,080

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred stock $.01 par value; authorized
      500 shares, issued none ......................        --             --
    Common stock, $.01 par value. authorized
      20,000 shares, issued and outstanding
      14,230 and 14,170 shares, respectively .......       142            142
    Additional paid-in capital .....................    47,771         47,595
    Shares issuable on settlement of litigation ...      2,394
    Retained (deficit) earnings ....................    (5,764)         1,521
                                                      --------       --------
         Total Stockholders' Equity ................    44,543         49,258
                                                      --------       --------
TOTAL ..............................................  $ 91,516       $100,215
                                                      ========       ========

          See accompanying notes to consolidated financial statements.

                        DONNKENNY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                 (In thousands, except share and per share data)
                                   (Unaudited)


                                                                   Three Months Ended                  Six Months Ended
                                                            -------------------------------     -------------------------------
                                                            June 30, 1999     June 30, 1998     June 30, 1999     June 30, 1998
                                                            -------------     -------------     -------------     -------------
NET SALES ...............................................   $     34,708      $     42,158            85,759      $     94,685
COST OF SALES ...........................................         27,898            33,075            66,900            72,651
                                                            ------------      ------------        ----------      ------------
     Gross profit .......................................          6,810             9,083            18,859            22,034

OPERATING EXPENSES:
    Selling, general and administrative expenses ........          7,667             9,614            16,940            19,429
    Provision for settlement of litigation ..............          6,394                               6,394
    Amortization of goodwill and other related
     acquisition costs ..................................            347               326               695               647
                                                            ------------      ------------        ----------      ------------
        Operating (loss) income .........................         (7,598)             (857)           (5,170)            1,958

INTEREST EXPENSE (net of interest income of $110 in 1998)          1,298             1,054             2,098             1,907
                                                            ------------      ------------        ----------      ------------
        (Loss) income before income taxes ...............         (8,896)           (1,911)           (7,268)               51

INCOME TAX (BENEFIT) PROVISION ..........................            (83)             (918)               17                24
                                                            ------------      ------------        ----------      ------------
      NET (LOSS) INCOME .................................   $     (8,813)     $       (993)           (7,285)     $         27
                                                            ============      ============        ==========      ============

Basic and diluted (loss) earnings per common share ......   $      (0.62)     $      (0.07)            (0.51)     $       0.00
                                                            ============      ============        ==========      ============

Shares used in the calculation of basic and diluted
  (loss) earnings per common share ......................     14,201,900        14,169,600        14,185,800        14,130,100
                                                            ============      ============        ==========      ============


          See accompanying notes to consolidated financial statements.

                        DONNKENNY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                            Six Months Ended
                                                                            ----------------
                                                                        June 30,         June 30,
                                                                          1999             1998
                                                                          ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income ................................................      $(7,285)         $    27
Adjustments to reconcile net cash
  provided by (used in) operating activities:

    Provision for shares issuable on settlement of litigation ....        2,394                0
    Depreciation and amortization of fixed assets ................          405              846
    Net loss on disposal of fixed assets .........................            5               45
    Amortization of intangibles and other assets .................          695              647
    Provision for losses on accounts receivable ..................           17              133
Changes in assets and liabilities:
      Decrease (increase) in accounts receivable .................        5,334           (2,505)
      Decrease in recoverable income taxes .......................          338              372
      Increase in inventories ....................................         (387)          (2,842)
      Decrease (increase) in prepaid expenses and
        other current assets .....................................           84              (46)
      Decrease (increase) in other non-current assets ............        2,135           (1,250)
      Increase in accounts payable ...............................          798            1,164
      Decrease in accrued expenses and
        other current liabilities ................................         (877)            (283)
                                                                        -------          -------
        Net cash provided by (used in) operating activities ......        3,656           (3,692)
                                                                        -------          -------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of fixed assets .....................................         (243)            (778)
    Proceeds from sale of fixed assets ...........................        1,320                6
    Increase in intangibles ......................................           --           (1,083)
                                                                        -------          -------
Net cash provided by (used in) investing activities ..............        1,077           (1,855)
                                                                        -------          -------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Net borrowings (repayment) of long-term debt ...............        2,924           (3,164)
      Net (repayment) borrowings under revolver ..................       (7,803)           9,269
                                                                        -------          -------
      Net cash (used in ) provided by  financing activities ......       (4,879)           6,105
                                                                        -------          -------
NET (DECREASE)/INCREASE CASH .....................................         (146)             558
CASH, AT BEGINNING OF PERIOD .....................................          503              257
                                                                        -------          -------
CASH, AT END OF PERIOD ...........................................      $   357          $   815
                                                                        =======          =======
SUPPLEMENTAL DISCLOSURES

Income taxes paid ................................................      $    31          $    28
                                                                        =======          =======
Interest paid ....................................................      $ 1,666          $ 1,672
                                                                        =======          =======
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES

Issuance of common stock .........................................      $   176          $    --
                                                                        =======          =======

          See accompanying notes to consolidated financial statements.

                                      III-1

                        DONNKENNY, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                 (In thousands, except share and per share data)
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the Rules of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. The Company believes the disclosures made are adequate to make such financial statements not misleading. The results for the interim periods presented are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company's Report on Form 10-K for the year ended December 31, 1998. Balance sheet data as of December 31, 1998 have been derived from audited financial statements of the Company. Certain amounts applicable to prior periods have been reclassified to conform to the classifications followed in 1999.

NOTE 2 - INVENTORIES

Inventories consist of the following:

                                                       June 30,    December 31,
                                                         1999          1998
                                                         ----          ----

Raw materials ................. ...................   $   2,666     $   2,155
Work-in-process ............... ...................       3,236         4,235
Finished goods ................ ...................      16,457        15,582
                                                      =========     =========
                                                      $  22,359     $  21,972
                                                      =========     =========

NOTE 3 -  DEBT

         On June 29, 1999, the Company and its operating subsidiaries signed a new three year credit agreement with CIT Group/Commercial Services to replace the existing $75 million Amended Credit Facility. The new agreement provides the Company with a $75 million facility comprised of a $72 million revolver with sublimits up to $52 million for direct borrowings, $35 million for letters of credit, certain overadvances and a $3 million term loan.

         Borrowings under the new credit agreement bears interest at the prime rate plus one half percent (8.25% at June 30, 1999). The new credit agreement provides for advances of (i) up to 90% of eligible accounts receivable plus (ii) up to 60% of eligible inventory plus (iii) up to 60% of the undrawn amount of all outstanding letters of credit plus (iv) allowable overadvances. The term loan requires quarterly payments of $250 plus all accrued and unpaid interest beginning September 30, 1999 through June 30, 2002.

         Collateral for the Credit Facility includes a first priority lien on all accounts receivable, machinery, equipment, trademarks, intangibles and inventory, a first mortgage on all real property and a pledge of the Company's stock interest in the Company's operating subsidiaries, Donnkenny Apparel, Inc. and Beldoch Industries Corporation.

         The Credit Facility contains numerous financial and operational covenants, including limitations on additional indebtedness, liens, dividends, stock repurchases and capital expenditures. In addition, the Company is required to maintain specified levels of net worth and comply with a maximum cumulative net loss test and a minimum interest coverage ratio.

         As of June 30, 1999 and June 30, 1998, the borrowings under the revolver amounted to $23.8 million and $30.8 million. As of June 30, 1999, the term loan amounted to $3.0 million.

         Other debt consists of a secured term loan that was entered into on June 30, 1998 in the amount of $483. As of June 30, 1999 the principal balance of this loan amounted to $335. The interest rate is fixed at 8.75% and the loan requires monthly principal and interest payments of $15 through June 2001. Software, machinery and equipment secure this obligation.


NOTE 4 - COMMITMENTS AND CONTINGENCIES

    a. In November 1996, ten designated class action lawsuits were commenced against the Company and the accounting firm of KPMG Peat Marwick ("KPMG") in the United States District Court for the Southern District of New York. The complaints in these actions allege various violations of the federal securities laws and seek an unspecified amount of monetary damages and other monetary relief. These actions have now been consolidated pursuant to court order and the plaintiffs filed a consolidated amended complaint ("the Consolidated Class Action"). On December 5, 1997, the Court granted KPMG's motion to dismiss the consolidated complaint as to KPMG.

         In the second quarter 1999, the terms of a settlement of the Consolidated Class Action were agreed to in principle by the attorneys for the plaintiffs in the Consolidated Class Action and the Company. For the settlement to be consummated, the terms of the settlement must be agreed to by the Company's insurance carriers and approved after notice to all class members and a formal hearing before the United States District Judge. Three of the Company's insurance carriers have denied coverage for the claims asserted in the Consolidated Class Action and two have commenced actions in the United States District Court for the Southern District of New York entitled "Federal Insurance Company v. Donnkenny, Inc." and in the Supreme Court of the State of New York, County of New York, entitled "Zurich American Insurance v. Donnkenny, Inc., et. al." In those actions the plaintiffs insurance companies are seeking a determination that the insurance policies issued by the plaintiffs were obtained on the basis of a fraudulent application and therefore the policies should be declared void. While the Company believes that it has valid defenses to these litigations, there can be no assurances that the Company will prevail in the litigations. In the event the insurance carriers refuse to participate in a settlement of the Consolidated Class Action, and if a judgement is obtained, it is unlikely that the Company would have the resources to consummate such a settlement or satisfy a judgement. In such an event, the Company would be faced with a significant material adverse event to its business and financial condition.

         While the Company cannot predict the ultimate outcome of the settlement discussions with the attorneys for the plaintiffs in the Consolidated Class Action, the agreement in principle as to the settlement of the case involves a cash payment to the plaintiff class and the issuance of shares of the Company's common stock.

         Under these circumstances, it appears clear that the $5 million escrow described in Part II Item 5. (of which $2.9 million has already been paid by the Company as of June 30, 1999) will be depleted and the Company would contribute a number of shares of its common stock equal to approximately 15% of all outstanding shares of such common stock on a fully diluted basis after giving effect to the proposed settlement. The value of this common stock component was $2.4 million based upon the closing price of the Company's common stock on the date of the proposed settlement. The Company has recorded a charge of $6.4 million in the second quarter of fiscal 1999 representing its estimated remaining exposure.

    b. The Company is also a party to legal proceedings arising in the ordinary course of its business. Management believes that the ultimate resolution of these proceedings will not, in the aggregate, have a material adverse effect on financial condition, results of operations, liquidity or business of the Company.

                        DONNKENNY, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


COMPARISON OF SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998

         Net sales decreased by $8.9 million, or 9.4% from $94.7 million in the first half of fiscal 1998 to $85.8 million in the first half of fiscal 1999. The decrease in the Company's net sales was primarily due to decreases in the Donnkenny and Victoria Jones labels of $8.1 million and a $2.0 million decrease in sales of License Character products as a result of the Company's exiting these businesses with all other labels netting to an increase of $1.2 million.

         Gross profit for the first half of fiscal 1999 was $18.9 million, or 22.0% of net sales, compared to $22.0 million, or 23.3% of net sales, during the first half of fiscal 1998. The decrease in gross profit in dollars and as a percentage of net sales was primarily attributable to the Company's reduced sales from exiting the Licensed Character business in fiscal 1998 and lower margins from the Donnkenny and Casey & Max labels.

         Selling, general and administrative expenses decreased from $19.4 million in the first half of fiscal 1998 to $16.9 million in the first half of fiscal 1999. As a percentage of net sales, these expenses decreased from 20.5% in the first half of fiscal 1998 to 19.8% in the first half of fiscal 1999. The decrease in selling, general and administrative expenses was due primarily to lower selling expenses and synergies created in combining certain business functions, which allowed for reductions in headcount. These reductions were partially offset by higher distribution costs as a result of increased costs associated with the Company's customer's requirements for "floor ready" merchandise.

         In the second quarter of fiscal 1999, the Company has recorded a charge of $6.4 million to reflect the terms of a settlement for the Consolidated Class Action lawsuit that were agreed to in principle by the attorneys for the plaintiffs (see note 4 to the financial statements for a further description). The terms of settlement involves a cash payment and the issuance of shares of the Company's common stock.

         Operating loss amounted to $5.2 million inclusive of the $6.4 million reserve for the settlement of the Consolidated Class Action for the first half of fiscal 1999 as compared to operating income of $2.0 million for the first half of fiscal 1998.

         Net interest expense increased from $1.9 million during the first half of fiscal 1998 to $2.1 million during the first half of fiscal 1999. The increase was primarily from the $0.1 million write-off of the deferred financing charges relating to the old credit facility and $0.1 million of interest income recorded in the first quarter of fiscal 1998.

COMPARISON OF QUARTERS ENDED JUNE 30, 1999, AND JUNE 30, 1998

         Net sales decreased by $7.5 million, or 17.7% from $42.2 million in the second quarter of fiscal 1998 to $34.7 million in the second quarter of fiscal 1999. The decrease in the Company's net sales was primarily due to a $4.2 million decrease in the Donnkenny label due to reductions in sales of two of the label's largest customers; a $2.1 million planned decrease in the Victoria Jones label due to the reductions in sales to two of the label's largest customers; an $0.8 million decrease in the Pierre Cardin label and a $1.2 million decrease in contract work, outlet divisions and License Character products. The decreases were partially offset by an increase in the Casey & Max label of $0.6 million.

Gross profit for the second quarter of fiscal 1999 was $6.8 million, or 19.6% of net sales, compared to $9.1 million, or 21.5% of net sales, during the second quarter of fiscal 1998. The decrease in Gross Profit in dollars and as a percentage of net sales was primarily due to the lower sales dollars and reduced margins in the Donnkenny, Victoria Jones and Casey & Max labels which was partially offset by an increase in the Pierre Cardin label.

         Selling, general and administrative expenses decreased from $9.6 million in the second quarter of fiscal 1998 to $7.7 million in the second quarter of fiscal 1999. As a percentage of net sales, these expenses decreased from 22.8% in the second quarter of fiscal 1998 to 22.1% in the second quarter of fiscal 1999. The decrease in selling, general and administrative expenses was due primarily to lower sales and administrative expenses as a result of the reduction in sales volume as discussed above and synergies created in combining certain business functions; the reduction in professional fees in 1999 from the expenses incurred in 1998 as a result of legal fees associated with the previously reported class action lawsuits, as well as legal and accounting fees associated with the restatement of prior year annual financial statements. These reductions were partially offset by higher distribution costs as a result of increased costs associated with the Company's customer's requirements for "floor ready" merchandise.

         In the second quarter of fiscal 1999, the Company has recorded a charge of $6.4 million to reflect the terms of a settlement for the Consolidated Class Action lawsuit that were agreed to in principle by the attorneys for the plaintiffs (see note 4 to the financial statements for further description). The terms of settlement involves a cash payment and the issuance of shares of the Company's common stock.

         Operating loss (inclusive of the $6.4 million reserve for the settlement of the Consolidated Class Action) was $7.6 million for the second quarter of fiscal 1999 as compared to $0.9 million for the second quarter of fiscal 1998.

         Net interest expense increased from $1.1 million during the second quarter of fiscal 1998 to $1.3 million during the second quarter of fiscal 1999. The increase was primarily the result from the $0.3 million write-off of the remaining deferred financing charges relating to the old credit facility.

         The income tax benefit decreased from $0.9 million in the second quarter of fiscal 1998 to $0.1 million in the second quarter of fiscal 1999. In the second quarter of fiscal 1998, the benefit reflects the usage of net operating loss carry forwards offset by state and local taxes. In the second quarter of fiscal 1999, the benefit relates to state and local taxes.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's liquidity requirements arise from the funding of working capital needs, primarily accounts receivable and the interest and principal payments related to its indebtedness. The Company's borrowing requirements for working capital fluctuate throughout the year.

         Capital expenditures were $0.2 million, primarily for upgrading computer systems during the first half of fiscal 1999 compared to $0.8 million in the first half of fiscal 1998. The Company has committed to spend an additional $0.4 million in fiscal 1999 for upgrading computer systems to increase efficiencies as part of the Company's system upgrade plan.

         On June 29, 1999, the Company and its operating subsidiaries signed a new three year credit agreement with CIT Group/Commercial Services to replace the existing $75 million Amended Credit Facility. The new agreement provides the Company with a $75 million facility comprised of a $72 million revolver with sublimits up to $52 million for direct borrowings, $35 million for letters of credit, certain overadvances and a $3 million term loan. Borrowings under the new credit agreement will bear interest at the prime rate plus one half percent (8.25% at June 30, 1999).

         The new credit agreement provides for advances of (i) up to 90% of eligible accounts receivable plus (ii) up to 60% of eligible inventory plus
(iii) up to 60% of the undrawn amount of all outstanding letters of credit plus (iv) allowable overadvances. The term loan requires quarterly payments of $250 plus all accrued and unpaid interest beginning September 30, 1999 through June 30, 2002.

         As of June 30, 1999, borrowings under the revolver amounted to $23.8 million compared to $30.8 million as of June 30, 1998. As of June 30, 1999, the term loan amounted to $3.0 million.

         Collateral for the Credit Facility includes a first priority lien on all accounts receivable, machinery, equipment, trademarks, intangibles and inventory, a first mortgage on all real property and a pledge of the Company's stock interest in the Company's operating subsidiaries, Donnkenny Apparel, Inc. and Beldoch Industries Corp.

         The Credit Facility contains numerous financial and operational covenants, including limitations on additional indebtedness, liens, dividends, stock repurchases and capital expenditures. In addition, the Company is required to maintain specified levels of net worth and comply with a maximum cumulative net loss test and a minimum interest coverage ratio.

         During the first half of fiscal 1999, the Company's operating activities provided cash principally as a result of decreases in accounts receivable and increases in accounts payable partially offset by small increases in inventory and decreases in accrued expenses. During the first half of fiscal 1998, the Company's operating activities used cash principally as a result of increases in accounts receivable and inventory and decreases in accrued expenses partially offset by increases in accounts payable. Cash provided by investing activities in the first half of fiscal 1999 amounted to $1.1 million, primarily as the result of the sale of a closed Virginia manufacturing facility ($1.1 million) and a manufacturing unit in New York ($0.2 million) partially offset by $0.2 million for capital purchases relating to the upgrades in the Company's computer systems. In the first half of fiscal 1998 cash used in investing activities amounted to $1.9 million relating to the upgrades in the computer systems as discussed above and the contingent earnout payment of $1.1 million related to the acquisition of Beldoch. Cash used in financing activities in the first half of fiscal 1999 amounted to $4.9 million, which principally represented net payments under the revolver of $7.8 million and new term loan borrowing of $3.0 million. Cash provided by financing activities in the first half of fiscal 1998 amounted to $6.1 million, which primarily consisted of repayments of $3.2 million on the term loan and borrowings under the revolver of $9.3 million.

         The company believes that cash flows from operations and amounts available under the new credit agreement will be sufficient for its operating needs in the foreseeable future.

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

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

In November 1996, ten designated class action lawsuits were commenced against the Company and the accounting firm of KPMG Peat Marwick ("KPMG") in the United States District Court for the Southern District of New York. The complaints in these actions allege various violations of the federal securities laws and seek an unspecified amount of monetary damages and other monetary relief. These actions have now been consolidated pursuant to court order and the plaintiffs filed a consolidated amended complaint ("the Consolidated Class Action"). On December 5, 1997, the Court granted KPMG's motion to dismiss the consolidated complaint as to KPMG.

In the second quarter 1999, the terms of a settlement of the Consolidated Class Action were agreed to in principle by the attorneys for the plaintiffs in the Consolidated Class Action and the Company. For the settlement to be consummated, the terms of the settlement must be agreed to by the Company's insurance carriers and approved after notice to all class members and a formal hearing before the United States District Judge. Three of the Company's insurance carriers have denied coverage for the claims asserted in the Consolidated Class Action and two have commenced actions in the United States District Court for the Southern District of New York entitled "Federal Insurance Company v. Donnkenny, Inc." and in the Supreme Court of the State of New York, County of New York, entitled "Zurich American Insurance v. Donnkenny, Inc., et. al." In those actions the plaintiffs insurance companies are seeking a determination that the insurance policies issued by the plaintiffs were obtained on the basis of a fraudulent application and therefore the policies should be declared void. While the Company believes that it has valid defenses to these litigations, there can be no assurances that the Company will prevail in the litigations. In the event the insurance carriers refuse to participate in a settlement of the Consolidated Class Action, and if a judgement is obtained, it is unlikely that the Company would have the resources to consummate such a settlement or satisfy a judgement. In such an event, the Company would be faced with a significant material adverse event to its business and financial conditions.

While the Company cannot predict the ultimate outcome of the settlement discussions with the attorneys for the plaintiffs in the Consolidated Class Action, the agreement in principle as to the settlement of the case involves a cash payment to the plaintiff class and the issuance of shares of the Company's common stock.

Under these circumstances, it appears clear that the $5 million escrow described in Item 5. below (of which $2.9 million has already been paid by the Company as of June 30, 1999) will be depleted and the Company would contribute a number of shares of its common stock equal to approximately 15% of all outstanding shares of such common stock on a fully diluted basis after giving effect to the proposed settlement. The value of this common stock component was $2.4 million based upon the closing price of the Company's common stock on the date of the proposed settlement. The Company has recorded a charge of $6.4 million in the second quarter of fiscal 1999 representing its estimated remaining exposure.

Item 2 - 4. Not Applicable

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

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         The following documents are filed as part of this report:

         Exhibit No.   Description of Exhibit
         -----------   ----------------------

         27            Financial Data Schedule
         28            New Credit Agreement with CIT

(b)      Reports on Form 8-K

The Company filed no reports on Form 8-K during the first half of 1999.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Donnkenny, Inc.
                                       Registrant


Date: August 16, 1999
                                       ---------------------------------
                                       Harvey Appelle
                                       Chairman of the Board,
                                       Chief Executive Officer


Date: August 16, 1999
                                       ---------------------------------
                                       Beverly Eichel
                                       Executive Vice President
                                       and Chief Financial Officer,
                                       (Principal Financial Officer)