Form 10-Q
period 1999-09-30
DONNKENNY INC
filed 1999-11-15
CIK 29693

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999
                                               ------------------

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to __________

                         Commission file number 0-21940
                                                --------

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

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

  Common Stock $0.01 par value                          14,229,540
------------------------------------      ------------------------------------
             (Class)                       (Outstanding at September 30, 1999)

                         DONNKENNY, INC AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (FORM 10-Q)


PART I - FINANCIAL INFORMATION                                             Page
                                                                           ----
Consolidated financial statements:

    Independent Accountants' Report

    Balance sheets as of September 30, 1999 (unaudited)
    and December 31, 1998....................................................I-1

    Statements of operations for the three and nine months ended
    September 30,  1999 and September 30, 1998 (unaudited)..................II-1

    Statements of cash flows for the nine months ended September 30,
    1999 and September 30, 1998 (unaudited)................................III-1

    Notes to Consolidated Financial Statements............................IV-1-3

    Management's Discussion and Analysis of Financial Condition and
    Results of Operations..................................................V-1-5

PART II - OTHER INFORMATION

    Legal Proceedings.......................................................VI-1

    Exhibits and Reports on Form 8-K........................................VI-2

    Signatures..............................................................VI-3

                         INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of Donnkenny, Inc.

We have reviewed the accompanying consolidated balance sheet of Donnkenny, Inc. and subsidiaries as of September 30, 1999, the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 1999 and September 30, 1998 and the consolidated statements of cash flows for the nine-month periods ended September 30, 1999 and September 30, 1998. These financial statements are the responsibility of the Company's management.

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


Deloitte & Touche LLP
New York, New York
November 15, 1999

                        DONNKENNY, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                      (In thousands, except per share data)


                                                                            September 30         December 31,
                                                                               1999                   1998
                                                                           ---------               ---------
                                                                           (Unaudited)
CURRENT ASSETS
     Cash .........................................................        $      92               $     503
     Accounts receivable - net of allowances of
      $600 and $620, respectively .................................           33,890                  29,363
     Recoverable income taxes .....................................              317                     655
     Inventories ..................................................           28,010                  21,972
     Deferred tax assets ..........................................            4,101                   3,080
     Prepaid expenses and other current assets ....................              738                   1,265
     Assets held for sale .........................................              479                   1,799
                                                                           ---------               ---------
         Total current assets .....................................           67,627                  58,637
PROPERTY, PLANT AND EQUIPMENT, NET ................................            6,174                   6,337
OTHER ASSETS ......................................................              510                   2,327
INTANGIBLE ASSETS .................................................           31,871                  32,914
                                                                           ---------               ---------

TOTAL .............................................................        $ 106,182               $ 100,215
                                                                           =========               =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      Current portion of long-term debt...........................         $   1,164               $     154
      Accounts payable ............................................            9,976                   8,391
      Accrued expenses and other current liabilities...............            5,345                   7,431
                                                                           ---------               ---------
         Total current liabilities ................................           16,485                  15,976
                                                                           ---------               ---------
LONG-TERM DEBT ....................................................           40,941                  31,901
DEFERRED TAX LIABILITIES ..........................................            4,101                   3,080

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY:
    Preferred stock $.01 par value; authorized 500
      shares , issued none ........................................               --                      --
    Common stock, $.01 par value.  authorized 20,000
      shares,  issued and outstanding 14,230 and 14,170
      shares, respectively ........................................              142                     142
    Additional paid-in capital ....................................           47,770                  47,595
    Shares issuable on settlement of litigation ...................            1,875
    Retained (deficit) earnings ...................................           (5,132)                  1,521
                                                                           ---------               ---------
         Total Stockholders' Equity ...............................           44,655                  49,258
                                                                           ---------               ---------

TOTAL .............................................................        $ 106,182               $ 100,215
                                                                           =========               =========


          See accompanying notes to consolidated financial statements.

           DONNKENNY, INC. AND SUBSIDIARIES
        Consolidated Statements of Operations
   (In thousands, except share and per share data)
                     (Unaudited)


                                                                           Three Months Ended                 Nine Months Ended
                                                                       ---------------------------    ----------------------------
                                                                       September 30   September 30    September 30    September 30
                                                                       ------------   ------------    ------------   --------------
                                                                            1999          1998            1999            1998
NET SALES ......................................................       $    44,965   $    57,649        130,724      $   152,334
COST OF SALES ..................................................            35,758        44,308        102,658          116,959
                                                                       -----------   -----------     ----------      -----------

     Gross profit ..............................................             9,207        13,341         28,066           35,375

OPERATING EXPENSES:
    Selling, general and administrative expenses ...............             7,784         9,991         24,724           29,420
    Provision for / reversal of settlement of litigation........              (519)                       5,875
    Amortization of goodwill and other related
     acquisition costs .........................................               348           337          1,043              984
                                                                       -----------   -----------     ----------      -----------

        Operating income (loss) ................................             1,594         3,013         (3,576)           4,971

INTEREST EXPENSE (net of interest income of $110 in 1998) ......               812         1,433          2,910            3,340
                                                                       -----------   -----------     ----------      -----------

        Income (loss) before income taxes ......................               782         1,580         (6,486)           1,631

INCOME TAX  PROVISION ..........................................               150           759            167              783
                                                                       -----------   -----------     ----------      -----------

      NET  INCOME (LOSS) .......................................       $       632   $       821         (6,653)     $       848
                                                                       ===========   ===========     ==========      ===========

Basic earnings (loss) per common share .........................       $      0.04   $      0.06          (0.47)     $      0.06
                                                                       ===========   ===========     ==========      ===========
Shares used in the calculation of basic earnings
  per common share .............................................        14,229,540    14,169,540     14,200,500       14,143,400
                                                                       ===========   ===========     ==========      ===========

Diluted earnings (loss) per common share .......................       $      0.04   $      0.06          (0.47)     $      0.06
                                                                       ===========   ===========     ==========      ===========

Shares used in the calculation of diluted earnings
  per common share .............................................        14,499,750    14,474,540     14,200,500       14,444,300
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

                        DONNKENNY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)


                                                                              Nine Months Ended
                                                                       -----------------------------------
                                                                       September 30           September 30
                                                                            1999                  1998
                                                                       ----------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income ....................................................     (6,653)            $    848
Adjustments to reconcile net cash
   provided by (used in) operating activities:

    Provision for shares issuable on settlement of litigation....           1,875
    Depreciation and amortization of fixed assets ....................        599                1,247
    Net loss on disposal of fixed assets .............................          5                   50
    Amortization of intangibles and other assets .....................      1,043                  984
    Provision for losses on accounts receivable ......................         17                  133
Changes in assets and liabilities:
        (Increase) in accounts receivable ............................     (4,544)             (17,758)
        Decrease in recoverable income taxes .........................        338                1,103
        Increase in inventories ......................................     (6,038)              (7,826)
        Decrease (increase) in prepaid expenses and
          other current assets .......................................        527                 (326)
        Decrease (increase) in other non-current assets ..............      1,817               (1,667)
        (Decrease) increase in accounts payable ......................      1,585                 (199)
        (Decrease) increase in accrued expenses and
          other current liabilities ..................................     (1,911)                  14
                                                                         --------             --------
          Net cash (used in) operating activities ....................    (11,340)             (23,397)
                                                                         --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of fixed assets .........................................       (441)              (1,050)
    Proceeds from sale of fixed assets ...............................      1,320                   87
    Increase in intangibles ..........................................         --               (1,083)
                                                                         --------             --------

Net cash provided by (used in) investing activities ..................        879               (2,046)
                                                                         --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Net borrowings (repayment) of long-term debt .................      2,636               (3,756)
        Net borrowings under revolver ................................      7,414               29,010
                                                                         --------             --------

         Net cash provided by financing activities ...................     10,050               25,254
                                                                         --------             --------

NET (DECREASE) CASH ..................................................       (411)                (189)
CASH, AT BEGINNING OF PERIOD .........................................        503                  257
                                                                         --------             --------

CASH, AT END OF PERIOD ...............................................   $     92             $     68
                                                                         ========             ========

SUPPLEMENTAL DISCLOSURES

Income taxes paid ....................................................   $    208             $     56
                                                                         ========             ========
Interest paid ........................................................   $  2,401             $  2,874
                                                                         ========             ========


SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES

Issuance of common stock .............................................   $    176             $    946
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

NOTE 2 - INVENTORIES

Inventories consist of the following:
                                              September 30,      December 31,
                                                  1999              1998
                                                  ----              ----
Raw materials .............................     $ 2,335           $ 2,155
Work-in-process ...........................       4,301             4,235
Finished goods ............................      21,374            15,582
                                                =======           =======
                                                $28,010           $21,972
                                                =======           =======
NOTE 3 -  DEBT

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

     Borrowings under the new credit agreement bear interest at the prime rate plus one half percent (8.75% at September 30, 1999). The new credit agreement provides for advances of (i) up to 90% of eligible accounts receivable plus (ii) up to 60% of eligible inventory plus (iii) up to 60% of the undrawn amount of all outstanding letters of credit plus (iv) allowable overadvances. The term loan requires quarterly payments of $250 plus all accrued and unpaid interest beginning September 30, 1999 through June 30, 2002.

     Collateral for the Credit Facility includes a first priority lien on all accounts receivable, machinery, equipment, trademarks, intangibles and inventory, a first mortgage on all real property and a pledge of the Company's stock interest in the Company's operating subsidiaries, Donnkenny Apparel, Inc. and Beldoch Industries Corporation.

     The Credit Facility contains numerous financial and operational covenants, including limitations on additional indebtedness, liens, dividends, stock repurchases and capital expenditures. In addition, the Company is required to maintain specified levels of net worth and comply with a maximum cumulative net loss test and a minimum interest coverage ratio. At September 30, 1999, the Company was not in compliance with certain covenant requirements contained in the credit agreement. On November 12, 1999, the Company and its Lenders signed a Waiver and First Amendment to Credit Agreement ("Amendment"). The Amendment waived the covenant requirements for September 30, 1999 and contained several changes to the covenants for the quarterly period ending December 31, 1999. No additional fees were required and no changes were made to the interest rates with respect to the credit facility borrowings.

     As of September 30, 1999 and September 30, 1998, the borrowings under the revolver amounted to $39.1 million and $51.2 million, respectively. As of September 30, 1999, the term loan amounted to $2.8 million and availability under the revolver was $4.2 million.

     Other debt consists of a secured term loan that was entered into on June 30, 1998 in the amount of $483. As of September 30, 1999 the principal balance of this loan amounted to $297. The interest rate is fixed at 8.75% and the loan requires monthly principal and interest payments of $15 through June 2001. Software, machinery and equipment secure this obligation.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

  a. Commencing November 1996, nine class action complaints were filed against the Company in the United States District Court for the Southern District of New York. Among other things, the complaints alleged violation of the federal securities law. By order dated August 11, 1998, the court certified the litigation as class action on behalf of all persons and entities who purchased publicly traded securities or sold put options of the Company between February 14, 1995 and November 1996.

      On October 7, 1999, the Company entered into a stipulation of settlement ("Settlement") with the class action plaintiffs. In consideration for the discontinuance of the lawsuit with prejudice, the Company agreed to pay $10.0 million of which $5.0 million is the Company's share, issue 3 million shares of the Company's common stock, and to pursue litigation against two of the Company's insurers to recover under its excess insurers' policies. The Settlement is subject to the court entering a preliminary approval order, class notification, the entry of a final judgement, and exhaustion of all appeals and reviews. In the second quarter ended June 30, 1999, the Company recorded a charge of $6.4 million, which represented their estimated cost of the Settlement. The actual cost of the Settlement is $5.9 million, therefore $0.5 million of the charge was reversed in the third quarter of 1999. The Company has funded its cash contribution to the settlement except for a) the sum of $1.7 million, which the Company will pay through March 31, 2000; and b) the cost of the litigations with two of the Company's insurers which are not expected to be material.

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

                        DONNKENNY, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998
-------------------------------------------------------------------------

     Net sales decreased by $21.6 million, or 14.2% from $152.3 million in the first nine months of fiscal 1998 to $130.7 million in the first nine months of fiscal 1999. The decrease in the Company's net sales was primarily due to decreases in the Donnkenny, Victoria Jones and Pierre Cardin labels of $17.5 million and a $4.9 million decrease in sales of License Character, CMT products and the outlet division as a result of the Company's exiting these businesses. These decreases were partially offset by the Casey & Max label, which had an increase of $0.8 million.

     Gross profit for the nine months of fiscal 1999 was $28.1 million, or 21.5% of net sales, compared to $35.4 million, or 23.2% of net sales, during the first nine months of fiscal 1998. The decrease in gross profit in dollars and as a percentage of net sales was primarily attributable to the effect of the Company's reduced sales and lower margins from the Donnkenny, Victoria Jones and Casey & Max labels. The lower margins are primarily the result of increased freight costs with respect to the Victoria Jones and Casey & Max labels, and higher domestic manufacturing variances due to decreased manufacturing volume in the Donnkenny label.

     Selling, general and administrative expenses decreased from $29.4 million in the first nine months of fiscal 1998 to $24.7 million in the first nine months of fiscal 1999. As a percentage of net sales, these expenses decreased from 19.3% in the first nine months of fiscal 1998 to 18.9% in the first nine months of fiscal 1999. The decrease in selling, general and administrative expenses was due primarily to lower selling expenses and synergies created in combining certain business functions, which allowed for reductions in headcount. These reductions were partially offset by higher distribution costs as a result of increased costs associated with the Company's customer's requirements for "floor ready" merchandise.

     In the second quarter of fiscal 1999, the Company had recorded an estimated charge of $6.4 million to reflect the terms of a settlement for the Consolidated Class Action lawsuit that were agreed to in principle by the attorneys for the plaintiffs (see note 4 to the financial statements for a further description). The actual cost of the Settlement is $5.9 million, therefore $0.5 million of the charge has been reversed. The terms of settlement involves a cash payment and the issuance of shares of the Company's common stock.

     Operating loss amounted to $3.6 million inclusive of the $5.9 million provision for the settlement of the Consolidated Class Action for the first nine months of fiscal 1999 as compared to operating income of $5.0 million for the first nine months of fiscal 1998.

     Net interest expense decreased from $3.3 million during the first nine months of fiscal 1998 to $2.9 million during the first nine months of fiscal 1999. The decrease was primarily due to the reduction in the average loan balances with respect to the senior term and revolver borrowings and a reduction in the interest rates as a result of the credit agreement, which was signed on June 29, 1999.

     The income tax expense decreased from $0.8 million in the first nine months of fiscal 1998 to $0.2 million in the first nine months of fiscal 1999. In 1998, the expense reflects an estimated effective income tax rate of 48%. In 1999, the expense relates to federal income tax payments for amended returns and current year estimated state and local taxes.

COMPARISON OF QUARTERS ENDED SEPTEMBER 30, 1999, AND SEPTEMBER 30, 1998
-----------------------------------------------------------------------

     Net sales decreased by $12.6 million, or 21.9% from $57.6 million in the third quarter of fiscal 1998 to $45.0 million in the third quarter of fiscal 1999. Of the $12.6 million decrease, the Company was unable to ship $4.4 million primarily due to the inability to receive finished goods at the South Carolina distribution facility during the last full week of the third quarter because of Hurricane Floyd. In addition, a decrease of $2.7 million in the Donnkenny label was due to reductions in sales of one of the label's largest customers from the softness in traditional sportswear; a $3.4 million decrease in the Pierre Cardin label, due to a reduction in sales to two of the label's largest customers which shifted into the fourth quarter; a $0.9 million decrease in contract work, outlet divisions and License Character products as a result of the Company's exiting these businesses; and a decrease in the Casey & Max label of $1.2 million.

     Gross profit for the third quarter of fiscal 1999 was $9.2 million, or 20.4% of net sales, compared to $13.3 million, or 23.1% of net sales, during the third quarter of fiscal 1998. The decrease in gross profit in dollars and as a percentage of net sales was primarily due to the lower sales dollars combined with a change in sales mix that included lower margin sales to several customers. All the labels experienced a reduction in margins primarily due to higher transportation costs.

     Selling, general and administrative expenses decreased from $10.0 million in the third quarter of fiscal 1998 to $7.8 million in the third quarter of fiscal 1999. As a percentage of net sales, these expenses are 17.3% in the third quarter of fiscal 1998 and fiscal 1999. The decrease in selling, general and administrative expenses was due primarily to lower sales and administrative expenses as a result of the reduction in sales volume as discussed above and synergies created in combining certain business functions, which resulted in a reduction of headcount.

     Operating profit was $1.6 million, inclusive of the reversal of $0.5 million for the Settlement, for the third quarter of fiscal 1999 as compared to $3.0 million for the third quarter of fiscal 1998.

     Net interest expense decreased from $1.4 million during third quarter of fiscal 1998 to $0.8 million during the third quarter of fiscal 1999. The decrease was primarily due to the reduction in the average loan balance with respect to the revolver borrowings, a reduction in the interest rates as a result of the credit agreement, which was signed on June 29, 1999 and a $0.2 million reduction of financing charges.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company's liquidity requirements arise from the funding of working capital needs, primarily accounts receivable, inventory and the interest and principal payments related to its indebtedness. The Company's borrowing requirements for working capital fluctuate throughout the year.

     Capital expenditures were $0.4 million, primarily for upgrading computer systems during the first nine months of fiscal 1999 compared to $1.1 million in the first nine months of fiscal 1998. The Company has committed to spend an additional $0.1 million in fiscal 1999 for upgrading computer systems to increase efficiencies as part of the Company's system upgrade plan.

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

     The Credit Facility contains numerous financial and operational covenants, including limitations on additional indebtedness, liens, dividends, stock repurchases and capital expenditures. In addition, the Company is required to maintain specified levels of net worth and comply with a maximum cumulative net loss test and a minimum interest coverage ratio. At September 30, 1999, the Company was not in compliance with certain covenant requirements contained in the credit agreement. On November 12, 1999, the Company and its Lenders signed a Waiver and First Amendment to Credit Agreement ("Amendment"). The Amendment waived the covenant requirements for September 30, 1999 and contained several changes to the covenants for the quarterly period ending December 31, 1999. No additional fees were required and no changes were made to the interest rates with respect to the credit facility borrowings.

     As of September 30, 1999, borrowings under the revolver amounted to $39.1 million compared to $51.2 million as of September 30, 1998. As of September 30, 1999, the term loan amounted to $2.8 million and availability under the revolver was $4.2 million.

     During the first nine months of fiscal 1999, the Company's operating activities used cash principally as a result of increases in accounts receivable, increases in inventory, and decreases in accrued expenses partially offset by increases in accounts payable. During the first nine months of fiscal 1998, the Company's operating activities used cash principally as a result of increases in accounts receivable and inventories and other assets. Cash provided by investing activities in the first nine months of fiscal 1999 amounted to $0.9 million, primarily as the result of the sale of a closed Virginia manufacturing facility ($1.1 million) and a manufacturing unit in New York ($0.2 million) partially offset by $0.4 million for capital purchases relating to the upgrades in the Company's computer systems. In the first nine months of fiscal 1998 cash used in investing activities amounted to $2.0 million, primarily relating to the upgrades in computer systems and a contingent earnout payment of $1.1 million related to the acquisition of Beldoch. Cash provided by financing activities in the first nine months of fiscal 1999 amounted to $10.1 million, which principally represented net borrowings under the revolver of $7.4 million and new term loan borrowing of $3.0 million less payments of $0.3 million and payments of the secured term loan of $0.1 million. Cash provided by financing activities in the first nine months of fiscal 1998 amounted to $25.3 million, which represented net borrowings under the revolver of $29.0 million and repayments on the term loan of $3.8 million.

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

YEAR 2000 ISSUE

     The Company has implemented a comprehensive program intended to upgrade the operating systems, including hardware and software, which should eliminate any issues involving Year 2000 compliance. Only one of the Company's current software systems, the payroll system, without modification, would be adversely affected by the inability of the systems to appropriately interpret date information after 1999. The Company has contracted to outsource its payroll processing to a third party service provider that is year 2000 compliant so that this system will not be an issue.

     As part of the process of improving the Company's information systems to provide enhanced support to all operating areas, the Company has successfully upgraded to new financial and operating systems for all other areas of the business. Such upgrades will provide for or eliminate any issues involving Year 2000 compliance because all software that has been implemented is designed and has been tested to be Year 2000 compliant. The Company estimates that its total cost for such system upgrades will be approximately $0.5 million for Fiscal 1999, of which $0.4 million has been incurred as of September 30, 1999.

     The Company initiated communications with its significant customers, suppliers and contractors to determine their plans to remedy any Year 2000 issues that arise in their businesses. As a result of these communications, the Company received letters from all significant customers, suppliers and contractors indicating their Year 2000 readiness. The customers, suppliers and contractors that have not responded to these inquiries are not considered to be critical or material to the Company's operations. The Company is in the process of following up with these companies to obtain their Year 2000 readiness status and expects to complete this process prior to December 31, 1999. For those customers that use Electronic Data Interchange (EDI), the Company has tested that its systems and its customers' systems are compatible and year 2000 compliant. The Company has evaluated its non-information technology systems (embedded technology) issues and has determined and tested that they are year 2000 compliant.

     Based upon its assessment and remediation efforts to date, the Company is not aware of any material issues that would prevent it or its significant third party vendors, suppliers and customers from completing efforts necessary to achieve Year 2000 compliance on a timely basis. Accordingly, the Company has not developed a formal contingency plan for dealing with the most reasonably likely worst case scenario at this time. However, if issues do arise, either with customers or vendors or in some area of the Company's business that was not identified, the Company plans to prepare manual workarounds to process transactions.

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes standards for the accounting and reporting for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, which deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company has determined that this statement will not have a significant impact on its financial statements or disclosures, as it does not engage in derivative or hedging transactions.

                           PART II. OTHER INFORMATION

Item 1.        Legal Proceedings

Commencing November 1996, nine class action complaints were filed against the Company in the United States District Court for the Southern District of New York. Among other things, the complaints alleged violation of the federal securities law. By order dated August 11, 1998, the court certified the litigation as class action on behalf of all persons and entities who purchased publicly traded securities or sold put options of the Company between February 14, 1995 and November 1996.

On October 7, 1999, the Company entered into a stipulation of settlement ("Settlement") with the class action plaintiffs. In consideration for the discontinuance of the lawsuit with prejudice, the Company agreed to pay $10 million of which $5.0 million is the Company's share, issue 3 million shares of the Company's common stock, and to pursue litigation against two of the Company's insurers to recover under its excess insurers' policies. The Settlement is subject to the court entering a preliminary approval order, class notification, the entry of a final judgement, and exhaustion of all appeals and reviews. The Company recognized all costs and expenses related to the settlement prior to and in its quarter ended June 30, 1999. In the second quarter ended June 30, 1999, the Company recorded a charge of $6.4 million, which represented their estimated cost of the Settlement. The actual cost of the Settlement is $5.9 million, therefore $0.5 million of the charge was reversed in the third quarter of 1999. The Company has funded its cash contribution to the settlement except for a) the sum of $1.7 million, which the Company will pay through March 31, 2000; and b) the cost of the litigations with two of the Company's insurers which are not expected to be material.

Item 6.   Exhibits and Reports on Form 8-K

(a)       Exhibits

          The following documents are filed as part of this report:

          Exhibit No.   Description of Exhibit
          -----------   ----------------------

          27            Financial Data Schedule
          28            First Amendment to the New Credit Agreement with CIT

(b)       Reports on Form 8-K

          The Company filed no reports on Form 8-K during the first nine months ended September 30, 1999.

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

                                              Donnkenny, Inc.
                                              ---------------
                                              Registrant




Date:   November 15, 1999
                                              ---------------------------------
                                              Harvey Appelle
                                              Chairman of the Board,
                                              Chief Executive Officer


Date:   November 15, 1999
                                              ---------------------------------
                                              Beverly Eichel
                                              Executive Vice President
                                              and Chief Financial Officer,
                                              (Principal Financial Officer)