Form 10-K
period 1999-12-31
DONNKENNY INC
filed 2000-04-14
CIK 29693

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

[x]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

                         Commission file number 0-21940

                                 DONNKENNY, INC.

             (Exact name of registrant as specified in its charter)

    Delaware                                           51-0228891
-------------------------------            -----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

1411 Broadway
New York, New York                                                      10018
------------------------------------------                             ------
(Address of principal executive offices)                             (Zip Code)

        Registrant's telephone number, including area code (212) 790-3900
          Securities registered pursuant to Section 12(b) of the Act:

Title of each class                   Name of each exchange on which registered
-------------------                   -----------------------------------------
     None                                            None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                          Common Stock, $.01 par value
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __


The aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant, based on a closing sale price of the Common Stock on the Nasdaq National Market on March 10, 2000 of $0.97 per share, was approximately $13,784,867*. As of March 10, 2000, 14,229,540, shares of Common Stock of
Registrant were outstanding.


    * For purposes of this report, the number of shares held by non-affiliates was determined by aggregating the number of shares held by Officers and Directors of Registrant, and by others who, to Registrant's knowledge, own more than 10% of Registrant's Common Stock, and subtracting those shares from the total number of shares outstanding.

                                     PART 1

ITEM 1. BUSINESS

     Donnkenny, Inc. (together with its subsidiaries, the "Registrant" or the "Company") was incorporated in Delaware in 1978 and is a holding company with four subsidiaries. Donnkenny Apparel, Inc. ("Donnkenny Apparel") and Beldoch Industries Corporation ("Beldoch") are the operating subsidiaries of the Company. The Company designs, manufactures, imports and markets a broad line of moderately priced women's sportswear labels, all of which are engaged in the same line of business.

PRODUCTS

     The Company designs, manufactures, imports, and markets broad lines of moderately priced women's sportswear. The Company's major labels include Casey & Max(R), Donnkenny(R), Pierre Cardin(R)and Victoria Jones(R).

Victoria Jones

     The Victoria Jones label represents moderately-priced womens' knit and sweater products which are sold to department stores, specialty stores and chains including May Company, Kohl's, Dillard's, Saks, Inc., Stage Stores, Catherine's, Goody's, Sam's Club, J.C. Penney and Sears. Its products are marketed for missy, large sizes and petites. Approximately 81% of these products are imported, predominately from Hong Kong, China and India. In addition, it sells exclusive private label products to such customers as QVC, Dillard's and Mervyn's.

Casey & Max

     Casey & Max manufactures and imports novelty woven tops and sportswear. The Casey & Max line consists of moderately-priced products sold to department stores, specialty stores and chains including Kohl's, Dillard's, Federated, May Company, Saks, Inc., Stage Stores, Catherine's, Goody's, Sam's Club, J.C. Penney and Sears. The products are marketed for missy, large sizes and petites. Approximately 98% of these products are imported, predominately from Hong Kong, China and India. In addition, it sells exclusive private label products to such customers as QVC , Dillard's and Mervyn's.

Donnkenny

     Donnkenny manufactures and imports moderately-priced women's career and casual pants for missy, petites and large sizes. Its major customers include Stage Stores, Saks, Inc., Sterns, Bealls, J.C. Penney and Sears. Donnkenny has been an established brand name for over 60 years. Approximately 50% of Donnkenny products are manufactured domestically. In addition, it also sells exclusive private label products to such customers as J.C. Penney.

Pierre Cardin


     Pierre Cardin produces women's knitwear pursuant to a license. The Pierre Cardin product is sold to knitwear departments of department stores and specialty stores. Its major customers include Federated, Belk, Sam's Club, Saks, Inc., and the Chadwick's Catalog. Approximately 76% of these products are imported, predominately from Hong Kong, China and India. In addition, it also sells exclusive private label products to such customers as Saks, Inc. and the Bon Ton.


MANUFACTURING AND IMPORTING

     Approximately 21% of the Company's products sold in the year ended December 31, 1999 ("Fiscal 1999") were manufactured in the United States, as compared with 29% in the year ended December 31, 1998 ("Fiscal 1998"). In Fiscal 1999, the Company's domestically produced products were manufactured at the Company's production facilities in Virginia and by several outside contractors.

     The remaining 79% of the Company's products sold in Fiscal 1999 were produced abroad and imported into the United States, principally from Hong Kong, China, India, Guatemala, Turkey, Bangladesh, the Dominican Republic, and the Philippines. The percentage of the Company's products which are manufactured in the United States is expected to decrease further during the Company's year ending December 31, 2000 ("Fiscal 2000").

     The Company's purchases from its foreign suppliers are effected through individual purchase orders specifying the price and quantity of the items to be produced. Generally, the Company does not have any long-term, formal arrangements with any of the suppliers which manufacture its products. The Company continually seeks additional suppliers throughout the world for its sourcing needs. One foreign contractor accounted for 12% of the Company's products, but no other domestic or foreign contractor manufactured more than 10% of the Company's products in Fiscal 1999.

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

     The portion of the Company's products which it currently imports from Asia is further subject to certain political and economic risks including, but not limited to, political instability, changing tax and trade regulations and currency devaluations and controls. The impact, if any, of these regional events on the Company's business, and in particular its sources of supply, cannot be determined at this time. Approximately 70% of the products sold by the Company in Fiscal 1999 were manufactured in Asia.

CUSTOMERS

     In Fiscal 1999, the Company shipped orders to approximately 9,200 stores in the United States. This customer base represents approximately 1,300 accounts. Of the Company's net sales for Fiscal 1999, department stores accounted for approximately 62%, wholesale clubs for approximately 18%, mass merchants for approximately 6%, chain stores for approximately 5%, catalog customers for approximately 3%, specialty retailers for approximately 3%, and other customers for approximately 3%.

     The Company markets its products to major department stores, including J.
C. Penney, Dillard's, May Company, Federated, Stage Stores, Saks, Inc., Sears, as well as wholesale clubs including Sam's and mass merchants including K-Mart. The Company also sells exclusive private label products to catalog specialty retailers and suppliers. In addition, the Company manufactures products exclusively for J.C. Penney private label.

     In Fiscal 1999, sales to Wal-Mart accounted for 16% and sales to J.C. Penney accounted for 11% of the Company's net sales. The loss of, or significantly decreased sales to, these customers could have a material adverse effect on the Company's consolidated financial condition and results of operations.

     The Company's Electronic Data Interchange computer system ("EDI") connects the Company to approximately 39 of its large customers and, in Fiscal 1999, was used to place 55% of the Company's order dollars. The Company is also linked by EDI to several of its major fabric suppliers, which allows the Company to review purchase orders for fabric on a weekly basis.

SALES AND MARKETING

     At March 10, 2000, the Company had a 12 person sales force, of whom 8 were Company employees and 4 were independent commissioned sales representatives. These sales representatives are located in 3 cities and provide nationwide coverage to retailers ranging from individual specialty shops to national chain stores and catalogs. The Company's principal showrooms are in New York City.

RAW MATERIALS SUPPLIERS

     The Company's sources of fabric and trim supply are well established. As a result of the large, steady purchases each year by the Company of domestic fabrics and trim for its production of certain styles, the Company is a major customer of several of the larger synthetic textile producers. The Company typically experiences little difficulty in obtaining domestic raw materials and believes that the current and potential sources of fabric and trim supply are sufficient to meet its needs for the foreseeable future.

TRADEMARKS AND PROPRIETARY RIGHTS

     The Company owns and has registered in the United States, and in certain foreign jurisdictions, the following trademarks under which a variety of the Company's products are sold: Beldoch Popper (R), Casey & Max (R), Donnkenny
(R), Victoria Jones (R). Upon compliance with the trademark statutes of the United States and the relevant foreign jurisdictions, these trademark registrations may be renewed.

     The Company holds licensing rights to manufacture, import and sell women's sportswear in the United States and the U.S. Virgin Islands with the Pierre Cardin(R) trademark, including sweaters, pants, skirts, knitwear, jeans, swimwear and activewear. Such license is automatically continued from year to year at the Company's option provided net sales equal specified minimums. The Company's sales during Fiscal 1999 surpassed the minimum requirements of this license, and the Company intends to renew this license for an additional one year period.

BACKLOG

     At March 25, 2000, the Company had unfilled, confirmed customer orders of approximately $48.9 million, compared to approximately $50.7 million of such orders at March 27, 1999, with such orders generally scheduled for delivery within three to six months of confirmation, although some extend until the end of the fiscal year. The amount of unfilled orders at a particular time is affected by a number of factors, including the scheduling of the production and shipment of garments, which in some instances may be delayed or accelerated at the customer's request. Accordingly, a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments. There can be no assurance that cancellations, rejections and returns will not reduce the amount of sales realized from the backlog of orders.

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

EMPLOYEES

     As of March 10, 2000, the Company had 545 full-time employees, of whom 133 were salaried and 412 were paid on an hourly basis. The Company had 4 part-time employees, all of whom work on an hourly basis.

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

ITEM 2.     PROPERTIES
            ----------

     The Company's production requirements continued to shift from domestically owned or leased facilities to foreign sourced suppliers. The following table indicates the facilities owned or leased at December 31, 1999.

     As of March 10, 2000, the Company operated five facilities in Virginia, one in Summerville, South Carolina, one in New York State and one in Hong Kong.

                                                 Approximate Square                                                    Owned or
Location                                               Footage           Function                                       Leased
-------------------------                      ---------------------    ------------------------------------------   ------------
Floyd, Virginia............................            79,600            Fabric warehouse, sewing, cutting              Owned
Independence (Grayson), Virginia...........            70,350            Sewing, finishing                              Owned
Independence (Kendon), Virginia............            37,550            Company leasing to third party                 Owned
Rural Retreat, Virginia....................            61,230            Storage                                        Owned
Wytheville, Virginia.......................           161,800            Distribution, administration                   Owned
Summerville, South Carolina(1).............           200,000            Distribution center                            Leased
New York, New York(2)......................            47,050            Offices and principal showrooms                Leased
Hong Kong (Comet Building) (3).............             2,200            Administration, sourcing, quality control      Leased
                                                      -------
    TOTAL..................................           659,780
                                                      =======

---------------------

1) This facility is leased, with annual rental payments totaling $463,500, and is subject to a 3% annual rental escalation, until March 19, 2006, at which time the lease expires.

2) Annual rental payments for the New York office/showroom space are approximately $2,000,000 in the aggregate. The Company sublet approximately 4,000 square feet in 1999 (sublease expired February 2000), offsetting the rental payments by approximately $145,000. The leases for the New York office/showrooms expire in 2006 and 2008.

3)   Lease expires in 2002.


     Management believes that its current facilities are sufficient to meet its needs for the foreseeable future. On March 15, 2000 the Company announced that it would be closing its domestic manufacturing facilities located in Grayson and Floyd Virginia. The closings are scheduled to take place in May 2000.

ITEM 3.     LEGAL PROCEEDINGS

     Commencing November 1996, nine class action complaints were filed against the Company in the United States District Court for the Southern District of New York. Among other things, the complaints alleged violation of the federal securities laws. By order dated August 11, 1998, the court certified the litigation as class action on behalf of all persons and entities who purchased publicly traded securities or sold put options of the Company between February 14, 1995 and November 1996.

     On October 7, 1999, the Company entered into a stipulation of settlement (the "Settlement") with the class action plaintiffs. In consideration for the discontinuance of the lawsuit with prejudice, the Company agreed to pay $10.0 million, of which $5.0 million is the Company's share, and the balance is payable by the Company's insurers; issue 3 million shares of the Company's common stock, and to pursue litigation against two of the Company's insurers to recover under its excess insurers' policies. The Settlement is subject to class notification, the entry of a final judgement, and exhaustion of all appeals and reviews. A settlement hearing on the proposed settlement was held on March 31, 2000 and the court orally approved the settlement. A written order should be signed in due course. In 1999, the Company recorded a charge of $5.9 million, which represented the cost of the Settlement. The Company had funded its required cash contribution to the settlement as of December 31, 1999 except for
a) the sum of $0.6 million, which the Company paid during the quarter ended March, 31, 2000; and b) the cost of the litigation with two of the Company's insurers which are not expected to be material.

     On April 27, 1998, an action was commenced against the Company in the United States District Court for the Western District of Virginia by Wanda King, a former employee of the Company. In her complaint, the Plaintiff claimed that she was constructively discharged by reason of the fact that she resigned from her position rather than follow alleged improper and illegal instructions from her supervisors and superiors. The Company has denied the allegations contained in the Complaint. On July 26, 1999, the District Court dismissed the Complaint on the grounds that it failed to plead a legally recognizable case against the Company. On August 30, 1999, the Plaintiff filed an amended Complaint alleging additional actions on part of the Company and former employees and seeking damages against the Company in excess of $8.0 million. On February 1, 2000, the District Court ruled that the allegations in the amended Complaint, if true, state claims against the Company. The Company has interposed an answer to the Complaint denying the material allegations.

     On October 7, 1999, NASDAQ notified the Company that it would delist the Company's Common Stock from the NASDAQ National Market. NASDAQ sought the delisting because the bid price for the Common Stock had been below $1.00. During the quarter ended December 31, 1999, the high and low bid prices ranged from approximately $1.25 per share to $0.53 per share. The

Company appealed this decision before a NASDAQ Listing Qualifications Panel. An oral hearing was held on February 10, 2000 before the NASDAQ Listing Qualifications Panel. At the hearing, the Company suggested that the Company would effect a reverse split of its outstanding shares of Common Stock to see if the bid price would rise above the $1.00 minimum bid price required for continued listing on the NASDAQ National Market. The Company's management believes, but cannot assure, that by reverse splitting the outstanding shares of Common Stock on a one-for-four basis, the bid price for the Common Stock will exceed $1.00 per share. By decision dated February 22, 2000, the NASDAQ Listing Qualifications Panel decided to allow the Company to continue to be listed on the NASDAQ National Market provided that on or before April 21, 2000, the Company evidences a closing price of at least $1.00 per share and immediately thereafter, the Company must evidence a closing bid price of at least $1.00 per share for a minimum of ten consecutive trading days. The NASDAQ Listing Qualifications Panel reserved the right to review its decision at any time upon the happening of a material change in the Company's financial or operational character.


     The Company is also party to legal proceedings arising in the ordinary course of its business. Management believes that the ultimate resolution of these proceedings will not, in the aggregate, have a material adverse effect on the financial condition, results of operations, liquidity or business of the Company.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            ---------------------------------------------------

     The Company's annual meeting of Shareholders was held on November 11, 1999. The results of the vote at the meeting for the election of directors were as follows:

     NAME OF NOMINEE                     VOTES FOR             VOTES WITHHELD

     Harvey A. Appelle                   13,425,130                 236,972

     James W. Crystal                    13,433,880                 228,222

     Harvey Horowitz                     13,433,780                 228,322

     Lynn Siemers-Cross                  13,426,880                 235,222

     Herbert L. Ash                      13,434,180                 227,922

     Sheridan C. Biggs                   13,434,180                 227,922

     Daniel H. Levy                      13,434,180                 227,922


     All Nominees were elected. Herbert L. Ash and James W. Crystal resigned their positions as directors for personal reasons in December 1999 and February 2000, respectively.


     At the Annual Meeting there was a proposal to ratify the appointment of Deloitte & Touche LLP as the independent auditors of the Company for the fiscal year ending on December 31, 1999. The result of the vote taken at the meeting for the ratification of the appointment of Deloitte & Touche LLP, which was approved, was as follows:

               FOR                                 AGAINST               ABSTAIN

            13,547,762                            75,550                 38,790

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Registrant's Common Stock is traded on the NASDAQ National Market under the symbol "DNKY." The Common Stock began trading on the Nasdaq National Market on June 17, 1993.

     The following table sets forth the quarterly high and low closing prices of a share of Common Stock as reported by the Nasdaq National Market for the Company's two most recent fiscal years, plus the interim period through March 10, 2000.

PERIOD                                                 HIGH           LOW
Fiscal 1998


            First Quarter......................      $ 3 5/32      2 1/2
            Second Quarter.....................        4 1/2       2 3/4
            Third Quarter......................        3 13/32     1 1/4
            Fourth Quarter.....................        2 1/2         15/16

Fiscal 1999
            First Quarter......................      $ 2 1/16        31/32
            Second Quarter.....................        1 11/16       27/64
            Third Quarter......................        1 5/8         1/2
            Fourth Quarter.....................        1 1/4         17/32

Fiscal 2000
            Ten Weeks Ended March 10, 2000....       $ 1 1/16        21/32

     On March 10, 2000, the closing price for a share of Common Stock, as reported by the NASDAQ National Market, was $0.97 per share.

     The number of holders of record for Registrant's Common Stock as of March 10, 2000 was 73.

     The Company currently anticipates that it will retain all its earnings for use in the operation and expansion of its business and, therefore, does not anticipate that it will pay any cash dividends in the foreseeable future. In addition, the Company's existing credit facilities and the proposed facility each prohibit the Company from declaring or paying dividends.

ITEM 6. SELECTED FINANCIAL DATA

     The selected consolidated financial data as of December 31, 1999 and 1998 and for each of the years in the three year period ended December 31, 1999 have been derived from the Company's consolidated financial statements included elsewhere in this Form 10-K which have been audited by Deloitte & Touche LLP, independent auditors, whose report thereon is also included herein. The selected consolidated financial data as of December 31, 1997, December 31, 1996 and December 2, 1995 and for the fiscal years December 31, 1996 and December 2, 1995 have been derived from the Company's consolidated financial statements, which are not included herein. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and its Subsidiaries and related notes thereto incorporated by reference herein.


                                                                        Year Ended
                                        ---------------------------------------------------------------------------
                                        December 2,  December 31,    December 31,     December 31,    December 31,
                                           1995          1996            1997            1998             1999
                                                          (In thousands, except per share data)
CONSOLIDATED STATEMENT OF OPERATIONS
 Net sales..........................     $197,960      $255,179        $245,963         $197,861        $173,749
 Cost of sales......................      145,460       202,580         196,633          157,069         138,816
                                         --------      --------        --------         --------        --------
 Gross profit.......................       52,500        52,599          49,330           40,792          34,933
 Selling, general and
  administrative expenses...........       34,508        57,370          45,361           38,221          33,002

  Amortization of goodwill and
  other related acquisition costs...          985         1,449           1,204            1,321           1,390

  Provision for settlement of
  litigation............                       --            --              --               --           5,875
  Restructuring Charge..............        2,815            --           1,723            1,180              --
                                         --------      --------        --------         --------        --------
  Operating income (loss)...........       14,192        (6,220)          1,042               70          (5,334)
  Interest expense, net.............        4,303         5,387           5,461            4,778           4,007
                                         --------      --------        --------         --------        --------
  Income  (loss) before
  income taxes......................        9,889       (11,607)         (4,419)          (4,708)         (9,341)
  Income taxes (benefit)............        4,254        (3,319)         (1,210)            (644)             87
                                         --------      --------        --------         --------        --------
  Net income (loss).................     $  5,635      $ (8,288)       $ (3,209)        $ (4,064)       $ (9,428)
                                         ========      ========        ========         ========        ========

BASIC INCOME (LOSS) PER COMMON SHARE(1):
 Net income (loss)..................     $   0.41      $  (0.59)       $  (0.23)        $  (0.29)       $  (0.66)
                                         ========      ========        ========         ========        ========
Shares used in the calculation of
 basic income (loss) per share             13,910        14,012          14,070           14,150          14,208
                                         ========      ========        ========         ========        ========
DILUTED INCOME (LOSS) PER
COMMON SHARE (1):

Net Income (loss)...................     $   0.40      $  (0.59)       $  (0.23)        $  (0.29)       $  (0.66)
                                         ========      ========        ========         ========        ========
Shares used in the calculation of
 diluted income (loss) per share           13,986        14,012          14,070           14,150          14,208
                                         ========      ========        ========         ========        ========

CONSOLIDATED BALANCE SHEET DATA:
 Working capital....................     $ 80,270      $ 16,917        $ 38,354         $ 42,661        $ 48,302
 Total assets.......................      157,486       139,433         102,460          100,215         101,837
 Long-term debt, including
  Current portion...................       62,611        50,761          27,048           32,055          42,775
 Stockholders' equity...............       65,147        55,278          53,086           49,258          41,881

----------------------------
(1) All per share amounts and the shares used in the calculation of basic income (loss) per share have been retroactively restated to reflect the two-for-one stock split paid on December 18, 1995 to stockholders of record on December 4, 1995 and the effects of SFAS 128.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth selected operating data of the Company as percentages of net sales, for the periods indicated below:

                                                                                  DECEMBER 31,
                                                                                  ------------
 YEAR ENDED                                                            1997           1998             1999
--------------------------------------------------------------------------------------------------------------------
Net sales                                                             100.0%         100.0%           100.0%
Cost of sales                                                          79.9           79.4             79.9
                                                                      -----          -----            -----
Gross profit                                                           20.1           20.6             20.1
Selling, general and administrative expenses                           18.5           19.3             19.0
Amortization of goodwill and other related acquisition
costs                                                                   0.5            0.7              0.8
Provision for settlement of litigation                                  0.0            0.0              3.3
Restructuring charges                                                   0.7            0.6              0.0
                                                                      -----          -----            -----
Operating income/(loss)                                                 0.4           (0.0)            (3.0)
Interest expense, net                                                   2.2            2.4              2.3
                                                                      -----          -----            -----
Loss before income taxes                                               (1.8)          (2.4)            (5.3)
Income tax (benefit)                                                   (0.5)          (0.3)             0.1
                                                                      -----          -----            -----
Net (loss)                                                             (1.3%)         (2.1%)           (5.4%)
                                                                      =====          =====            =====

COMPARISON OF FISCAL 1999 WITH FISCAL 1998

NET SALES

     Net Sales decreased by $24.1 million or 12.2% from $197.9 million in Fiscal 1998 to $173.8 million in Fiscal 1999. The decline in net sales was due to decreases in the Donnkenny label of $8.7 million (primarily due to a reduction in orders from two major customers which resulted from the Company exiting the coordinate business), the Victoria Jones label of $5.5 million, and the Pierre Cardin label of $6.8 million (primarily from the decrease of $6.6 million in orders from one of it's customers which was caused by its change in buying pattern). The decreases were partially offset by increases in the Casey & Max label of $2.1 million. In addition, there was also a decline in net sales which resulted from the Company's exiting of outside contract work, closing the outlet divisions and exiting the Licensed Character business, which accounted for $5.2 million of the decline.

GROSS PROFIT

     Gross profit for Fiscal 1999 was $34.9 million, or 20.1% of net sales, compared to $40.8 million, or 20.6% of net sales, for Fiscal 1998. Significant factors that contributed to the decline in gross profit included a competitive retail environment for non-major branded products, higher domestic manufacturing variances due to decreased sales volume in the Donnkenny label, and higher transportation costs. Subsequent to year end, the Company announced its plan to exit the domestic manufacturing business.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses decreased from $38.2 million in Fiscal 1998 to $33.0 million in Fiscal 1999. As a percentage of net sales, these costs decreased from 19.3% in Fiscal 1998 to 19.0% in Fiscal 1999. The $5.2 million decline in selling, general and administrative expense is due to reductions in all expense categories. Included in Fiscal 1998 were charges totaling $1.5 million related to the closing of the Company's outlet stores, consolidating office facilities, cancellation of lease agreements and professional fees associated with computer system installations.

PROVISION FOR SETTLEMENT OF LITIGATION

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

     On October 7, 1999, the Company entered into a stipulation of settlement (the "Settlement") with the class action plaintiffs. In consideration for the discontinuance of the lawsuit with prejudice, the Company agreed to pay $10.0 million, of which $5.0 million is the Company's share, and the balance is payable by the Company's insurers; issue 3 million shares of the Company's common stock, and to pursue litigation against two of the Company's insurers to recover under its excess insurers' policies. The Settlement is subject to class notification, the entry of a final judgement, and exhaustion of all appeals and reviews. A settlement hearing on the proposed settlement was held on March 31, 2000 and the court orally approved the settlement. A written order should be signed in due course. In 1999, the Company recorded a charge of $5.9 million, which represented the cost of the Settlement. The Company had funded its required cash contribution to the settlement as of December 31, 1999 except for
a) the sum of $0.6 million, which the Company paid during the quarter ended March, 31, 2000; and b) the cost of the litigation with two of the Company's insurers which are not expected to be material.

INCOME FROM OPERATIONS

     In Fiscal 1999, the Company reported a loss from operations of $5.3 million inclusive of the $5.9 million provision for the settlement of the Consolidated Class Action, versus income from operations of $0.1 million in Fiscal 1998.

PROVISION FOR INCOME TAXES

     The Fiscal 1999 provision for income taxes of $87 reflects state and local income taxes. The tax benefit in Fiscal 1998 of $644 or 13.7% of pre-tax losses is lower than the Company's historical rate due to the recording of a valuation allowance on a portion of deferred tax assets related to net operating loss carryforwards.

NET LOSS

     In Fiscal 1999 the Company reported a net loss of $9.4 million, or ($.66) per share, versus a net loss of $4.1 million, or ($0.29) per share in Fiscal 1998.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses decreased from $45.4 million in Fiscal 1997 to $38.2 million in Fiscal 1998. As a percentage of net sales, these costs increased from 18.5% in Fiscal 1997 to 19.3% in Fiscal 1998. Included in Fiscal 1998 were charges totaling $1.5 million related to the closing of the Company's outlet stores, consolidating office facilities, cancellation of lease agreements and professional fees associated with system installations. Included in Fiscal 1997 are charges in the amount of approximately $4.1 million, the largest component of which is $3.5 million in additional professional fees as the result of legal fees associated with the previously reported class action lawsuits, legal and accounting fees associated with the restatement of prior year quarterly and annual financial statements and consulting services related to the Company's amended credit facility.

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

INCOME FROM OPERATIONS

     In Fiscal 1998, the Company reported income from operations of $0.1 million, versus income from operations of $1.0 million in Fiscal 1997.

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

     Capital expenditures were $0.5 million for Fiscal 1999, compared to $2.5 million in Fiscal 1998. In Fiscal 1999, the Company was permitted to spend up to $2.0 million on capital investments in accordance with the Revolving Credit Agreement described below. As part of the 1999 capital expense budget, the Company spent approximately $0.5 million for upgrading computer systems to become Year 2000 compliant.

     At the end of Fiscal 1999, direct borrowings under the revolving credit facility were $40.0 million and the term loan amounted to $2.5 million. Additionally, the Company had letters of credit outstanding of $17.6 million, with unused facility of $17.4 million. At the end of Fiscal 1998, direct borrowings and letters of credit outstanding under the prior credit facility were $31.6 and $24.3 million, respectively.

     On June 29, 1999, the Company and its operating subsidiaries signed a new three year credit agreement (the "Credit Agreement") with CIT Group/Commercial Services to replace the existing $75 million credit facility. The Credit Agreement provides the Company with a $75 million facility comprised of a $72 million revolver with sublimits up to $52 million for direct borrowings, $35 million for letters of credit, certain overadvances and a $3 million term loan.

     Borrowings under the Credit Agreement bear interest at the prime rate plus one half percent (9.0% at December 31, 1999). The Credit Agreement provides for advances of (i) up to 90% of eligible accounts receivable plus (ii) up to 60% of eligible inventory plus (iii) up to 60% of the undrawn amount of all outstanding letters of credit plus (iv) allowable overadvances. The term loan requires quarterly payments of $250 plus all accrued and unpaid interest beginning September 30, 1999 through June 30, 2002. The Credit Agreement expires on June 30, 2002.

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

     Subsequent to June 1999, the Company amended the Credit Agreement. On February 29, 2000, the Company entered into a Third Amendment and Waiver Agreement. The Third Amendment and Waiver waived any existing defaults as of December 31, 1999 and for the End of Month Period for January 2000 with respect to the Company's noncompliance with covenants related to Minimum Interest Coverage, EBITDA and Tangible Net Worth. Pursuant to this amendment, the interest rate on borrowings was increased to 1% above the prime rate effective February 29, 2000 and the Overadvance Amounts for Fiscal 2000 were amended and restated. Certain covenants were also amended for the respective quarter ends in Fiscal 2000. A fee of $75,000 was paid on February 29, 2000. On April 13, 2000, the Company entered into a Fourth Amendment and Waiver Agreement to support the Company's 2000 business plan. The Fourth Amendment and Waiver waived any existing defaults as of the End of Month Period for March 2000 with respect to the Company's noncompliance with covenants related to Minimum Interest Coverage, EBITDA and Tangible Net Worth. Pursuant to this amendment, the interest rate on borrowings was increased to 1.5% above the prime rate effective April 13, 2000, and the Overadvance Amounts for Fiscal 2000 were amended. Certain covenants were also amended for the respective quarter ends in Fiscal 2000. A fee of $75,000 is payable for the Fourth Amendment and Waiver.


     The Company also has a factoring agreement with CIT. The factoring agreement provides for a factoring commission equal to .45% of gross amount of sales, plus certain customary charges.

     During Fiscal 1999, cash used in operating activities was $11.9 million, principally as the result of increases in accounts receivable and inventory (which relate primarily to inventory in transit and to first quarter fiscal
2000) and decreases to accounts payable and accrued expenses, partially offset by decreases in other non-current assets. During Fiscal 1998, cash used in operating activities was $1.4 million, principally as the result of the increase in accounts receivable and other non-current assets, partially offset by decreases in inventories and recoverable income taxes.

     Cash provided by investing activities in Fiscal 1999 included proceeds from the sale of fixed assets of $1.4 million offset by $0.5 for the purchase of fixed assets. Cash used in Fiscal 1998 for investing activities of $3.4 million included $2.5 million for the purchase of fixed assets and the $1.8 million earnout payment related to the acquisition of Beldoch, which was partially offset by proceeds from the sale of fixed assets of $0.8 million.

     Cash provided by financing activities in Fiscal 1999 was $10.7 million, which represented net borrowings of under the revolver of $8.4 million and net borrowings of the term loan of $2.3 million. Cash provided by financing activities in Fiscal 1998 was $5.0 million, which represented repayments of $5.6 million on the Term Loan, offset by net borrowings under the Revolving Credit Agreement of $10.1 million and the proceeds from an equipment loan of $0.5 million.

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

Asian Operations

     The portion of the Company's products which it currently imports from Asia is further subject to certain political and economic risks including, but not limited to, political instability, changing tax and trade regulations and currency devaluations and controls. The impact, if any, of these regional events on the Company's business, and in particular its sources of supply, cannot be determined at this time. Approximately 70% of the products sold by the Company in Fiscal 1999 were manufactured in Asia.

Facility Closures

     On March 15, 2000 the Company announced that it will be closing all of its domestic manufacturing plants. These facilities are located in Floyd and Independence, Virginia. The Company will incur a charge of approximately $0.3 million for employee severance payments and other incremental charges directly attributable to the closing of the manufacturing facilities. The plant closings are planned to be completed by May of Fiscal 2000.

Factors that May Affect Future Results and Financial Condition

     The Company's future operating results and financial condition are dependent upon its ability to successfully design, manufacture, import and market apparel.

Proposed Reverse Stock Split

     On February 15, 2000, the Company's Board of Directors adopted a resolution to recommend to the Company's shareholders a four for one reverse stock split as part of an effort to maintain continued listing of the Company's common stock on the NASDAQ National Market. The reverse stock split recommendation will be put before the Company's shareholders at a special meeting to be held on April 18, 2000. As a result of the proposed split, if the recommendation is approved by the Company's shareholders, each four shares of common stock applicable to shareholders on the effective date of the split will be converted into one share of stock.

     The Company's Board of Directors recommended this action to the Company's shareholders in an effort to maintain NASDAQ National Market listing. One of the requirements for continued listing on the NASDAQ National Market is the maintenance of a bid price for the Company's shares of $1.00 or higher. During the last quarter of 1999, and into 2000, the Company's bid price has fallen below $1.00. While it is anticipated that following the reverse stock split, the market value of the Company's shares will increase in inverse proportion to the ratio of the reverse split, there can be no assurance that this will occur or that the bid price of the Company's common stock will maintain a $1.00 or higher price.

Recent Accounting Pronouncements

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes standards for the accounting and reporting for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company has determined that this statement will not have a significant impact on its financial statements or disclosures, as it does not engage in derivative or hedging transactions.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Financial Statements following item 14 of this Annual Report of Form
10-K

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     DANIEL H. LEVY, a director of the Company, has been a principal of and consultant to LBK Consulting Inc., a retail consulting business, since January 1997 and during the period of 1994 to April 1996. From April 1996 through January 1997, he served as Chairman of the Board and Chief Executive Officer of Best Products, Inc., a retail sales company which filed for bankruptcy in September 1996. From 1993 through 1994, Mr. Levy served as Chairman of the Board and Chief Executive Officer of Conran's, a retail home furnishings company. From 1991 to 1993, he was Vice Chairman and Chief Operating Officer of Montgomery Ward, a retail sales company. Mr. Levy is a director of Whitehall Jewelers, Inc. Mr. Levy is 56 years old. On January 1, 2000, Mr. Levy became Chairman of the Board and Chief Executive Officer of the Company.

     HARVEY A. APPELLE, a director of the Company, was Chairman of the Board and Chief Executive Officer of the Company from December 19, 1996 until December 31, 1999, when he resigned his office. Mr. Appelle had been the President of HarGil Capital Associates Ltd., a private investment firm, since 1994. From 1983 to 1993, he was a Managing Director of the Investment Banking Division of Merrill Lynch Pierce Fenner & Smith Inc. and a Senior Vice President of Merrill Lynch Interfunding Inc. Mr. Appelle is 54 years old.

     LYNN SIEMERS-CROSS, a director of the Company, became President and Chief Operating Officer of the Company on April 14, 1997. Prior thereto, for more than five years, she was President of the Oak Hill Division of the Company. Ms. Siemers-Cross is 41 years old.

     BEVERLY EICHEL, has been Executive Vice President and Chief Financial Officer of the Company since October 1998. Prior thereto, she was Executive Vice President and Chief Financial Officer of Danskin, Inc. from June 1992 to September 1998, and had been its Corporate Controller from October 1987 to June 1992. Ms. Eichel also serves as Secretary of the Company. Ms. Eichel is 42 years old.

     SHERIDAN C. BIGGS, a director of the Company, is Executive-in-Residence at the Graduate Management Institute at Union College. Prior to that, he was a senior partner of Price Waterhouse, the accounting and consulting firm; he was with that firm for thirty-one years until his retirement in 1994. During his career at Price Waterhouse, Mr. Biggs served as a Vice Chairman and member of the firm's management committee. Mr. Biggs is 65 years old.

     HARVEY HOROWITZ, a director of the Company, served as Vice President, and General Counsel of the Company from October 1, 1996 to February 28, 1998 when he resigned his office. Mr. Horowitz is of counsel to the law firm of Mintz & Gold LLP, which provides legal services to the Company. For more than five years, prior to October 1, 1996, he was a partner of the law firm Squadron, Ellenoff, Plesent & Sheinfeld, LLP. Mr. Horowitz is a director of The Gotham Bank of New York, a financial institution. Mr. Horowitz is 57 years old.

     JAMES W. CRYSTAL, a director of the Company, has been President, since 1978, and Chairman of the Board since 1989, of Frank Crystal & Co., international insurance brokers. Mr. Crystal is 62 years old. On February 28, 2000, Mr. Crystal resigned his position as a Director of the Company for personal reasons.

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

     To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 1999, all
Section 16(a) reporting requirements applicable to the Company's officers, directors and greater than ten percent shareholders were in compliance.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth compensation paid for the fiscal years ended December 31, 1999, December 31, 1998, and December 31, 1997 to those persons who were, at December 31, 1999 (i) the chief executive officer and (ii) the other most highly compensated executive officers of the Company
(collectively, the "Named Executive Officers"). The information in the following tables with respect to the number of shares of Common Stock underlying options, option exercise prices and the number of shares of Common Stock acquired upon the exercise of options has been retroactively restated to reflect the two-for-one stock split paid to all holders of Common Stock of record on December 4, 1995 (the "Stock Split").


                                                                            SUMMARY COMPENSATION TABLE
                                                                          -----------------------------
                                                                                   LONG TERM
                                                                                  COMPENSATION
                                                 ANNUAL COMPENSATION                 AWARDS
                                             ---------------------------------------------------------------------
                                                                          RESTRICTED     SECURITIES      ALL OTHER
                                   FISCAL                                 STOCK          UNDERLYING    COMPENSATION
NAME AND PRINCIPAL POSITION         YEAR        SALARY         BONUS       AWARDS       OPTIONS/SARS        (1)
----------------------------------------------------------------------------------------------------------------------
Harvey A. Appelle (2)(4)(7)         1999      $473,806                                                   $2,130
   Chairman of the Board and        1998       402,652                                     100,000        2,880
   Chief Executive Officer          1997       400,000      $174,000        440,625        200,000        2,880

Lynn Siemers-Cross (3)(5)(7)
   President and Chief              1999      $502,652                                                   $  810
   Operating Officer                1998       502,550                                     100,000        1,020
                                    1997       500,000      $212,500        440,625        200,000          660

Beverly Eichel        (6)
   Executive Vice President and     1999      $275,000                                                   $  810
   Chief Financial Officer          1998        63,462      $ 50,000                       150,000          255

(1) Represents insurance premiums paid by, or on behalf of, the Company during the covered fiscal year with respect to term life insurance for the benefit of the Named Executive Officer.

(2) This individual became an Executive Officer of the Company in 1996. This individual resigned his office as Chief Executive Officer effective 12/31/99.

(3)  This individual became an Executive Officer of the Company in 1997.

(4) Bonus for 1997 was paid in 69,600 shares of common stock; Bonus for 1998 included the grant of options to purchase 100,000 shares of common stock

(5) Bonus for 1997 was $150,000 cash payment and 25,000 shares of common stock; Bonus for 1998 included the grant of options to purchase 100,000 shares of common stock.

(6) This individual became an Executive Officer of the Company in 1998. Annual compensation represents prorated compensation from date of hire in October 1998 and a signing bonus paid in connection with the execution of her employment agreement with the Company.

(7) Includes restricted stock awards of 150,000 shares of which 30,000 shares were vested on March 31, 1999 and the remaining 120,000 shares will be vested on March 31, 2000.


EMPLOYMENT AGREEMENTS

Daniel H. Levy

     As of January 1, 2000, Mr. Levy entered into an employment agreement with the Company to serve as its Chairman of the Board and Chief Executive Officer. While the term of the employment agreement is for three years, the agreement gives the Company and Mr. Levy the right to terminate the agreement at the end of three, six and twelve months. In the event the Company exercises this termination right, the Company agrees to pay Mr. Levy severance of three, six and twelve months respectively.

     The agreement provides for a base annual salary of $500,000, as well as a discretionary performance bonus based on the achievement of goals to be set by the Compensation Committee of the Company's Board of Directors, as well as certain insurance benefits. The Company paid to Mr. Levy a relocation bonus of $25,000, with a gross up for the tax effect of this bonus.

     In connection with the execution of the employment agreement, the Compensation Committee granted to Mr. Levy 150,000 restricted shares of the Company's stock, which will vest December 31, 2002. The employment agreement further provides for the issuance of another 150,000 restricted shares of the Company's stock if Mr. Levy is employed by the Company on June 30, 2002, which shares would also vest on December 31, 2002. Mr. Levy also was granted options to purchase 150,000 shares of the Company's common stock, at a purchase price of $0.6875 a share. 100,000 of these stock options vest on June 30, 2000 and the balance of 50,000 will vest on December 31, 2000, if Mr. Levy is employed by the Company on those dates. The employment agreement provides that the restricted shares and the options granted would have accelerated vesting in the event of a change in control of the Company.

     The agreement provides that in the event Mr. Levy's employment is terminated (except in certain limited circumstances) following a change in control of the Company, Mr. Levy will have the right to receive severance benefits equal to three times the sum of his then annual salary inclusive of any performance bonus.

Harvey Appelle

     On April 12, 1997, Mr. Appelle entered into a three-year employment agreement with the Company to serve as its Chairman of the Board and Chief Executive Officer. The agreement provides for a base annual salary of $400,000 for the first two years of the term and of $500,000 for the third year of the term, as well as a discretionary performance bonus based on the achievement of goals to be set annually by the Compensation Committee of the Board, as well as certain insurance benefits.

     In addition, in connection with the execution of the employment agreement, the Compensation Committee granted to Mr. Appelle 150,000 restricted shares and options to purchase an aggregate of 150,000 additional shares at a price equal to the closing price of the Common Stock on the date of grant. The agreement further provides for an incentive cash bonus equal to the appreciation over five years of 50,000 shares of stock. The restricted shares, options and right to receive the incentive cash bonus will vest over the term of the agreement, subject to acceleration in the event of a change in control of the Company. Mr. Appelle resigned his position as Chief Executive Officer effective December 31, 1999.

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

    Harvey Horowitz

     On February 28, 1998, Mr. Horowitz entered into a two-year consulting agreement with the Company, which agreement superseded Mr. Horowitz's employment agreement with the Company dated September 5, 1996. Under the new agreement, Mr. Horowitz agrees to provide certain consulting services to the Company and its officers with respect to legal matters arising out of the business affairs of the Company. The new agreement provides for monthly payments to be made by the Company to Mr. Horowitz equal to $35,000 for March 1998, $30,000 per month thereafter for the balance of calendar year 1998, and $25,000 per month throughout calendar year 1999. Mr. Horowitz will continue to receive certain insurance and other benefits.

1999 STOCK OPTIONS GRANTS


     The Company strives to distribute stock option awards broadly throughout the organization. Stock option awards are based on the individual's position and contribution to the Company. The Company's long term performance ultimately determines compensation from stock options because stock option value is entirely dependent on the long term growth of the Company's common stock price.

     The following table sets forth certain information concerning options granted to the Chief Executive Officer and the Named Executive Officers and Directors during Fiscal 1999, including information concerning the potential realizable value of such options.


                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                POTENTIAL REALIZABLE
                                                                                               VALUE AT ASSUMED ANNUAL
                                                                                                  RATES OF STOCK
                                                                                                 PRICE APPRECIATION
                                                 INDIVIDUAL GRANTS                                 OPTION TERM (1)
                            -----------------------------------------------------              ----------------------
                                NUMBER OF
                               SECURITIES      % OF TOTAL          EXERCISE
                                UNDERLYING     # OF OPTIONS        PRICE (3)   EXPIRATION
                               OPTION (#)     GRANTED IN 1999      ($/Sh)        DATE            5% ($)        10% ($)
                               ----------     ---------------      ------        ----            ------        -------
Harvey Appelle  (4)              100,000           37.04%           1.1875        3/2/09          74,763        189,387
Lynn Siemers-Cross (4)           100,000           37.04%           1.1875        3/2/09          74,763        189,387
Sheridan C. Biggs (2)              5,000            1.85%           0.7190       11/11/09          2,261          5,730
James W. Crystal  (2)              5,000            1.85%           0.7190       11/11/09          2,261          5,730
Harvey Horowitz (2)                5,000            1.85%           0.7190       11/11/09          2,261          5,730
Daniel H. Levy (2)                 5,000            1.85%           0.7190       11/11/09          2,261          5,730


(1) The dollar amounts under these columns are the result of calculations at the 5% and 10% rates set by the SEC and, therefore, are not intended to forecast possible future appreciation, if any, of the Company's stock price.

(2) Represents options granted to Messrs. Biggs, Crystal, Horowitz and Levy as directors pursuant to the Company's 1994 Non-Employee Director Option Plan.

(3) All options were granted at an exercise price equal to the market value of the Company's common stock on the date of grant.

(4)  Options were granted as part of Fiscal 1998 compensation.

                                AGGREGATE OPTION
                       EXERCISES IN LAST FISCAL YEAR AND
                       FISCAL YEAR ENDED OPTION VALUES(1)

                                                                   NUMBER OF SECURITIES
                                                                  UNDERLYING UNEXERCISED            VALUE OF UNEXERCISED
                                   SHARES                               OPTIONS AT                IN-THE-MONEY OPTIONS AT
                                  ACQUIRED                          DECEMBER 31, 1999              DECEMBER 31, 1999 (2)
                                ON EXERCISE        VALUE            -----------------            -------------------------
                                    (#)          REALIZED     EXERCISABLE      UNEXERCISABLE     EXERCISABLE UNEXERCISABLE
                                    ---          --------     -----------      -------------     ----------- -------------
Harvey Appelle (3)                   0              0           172,500           100,000              0           0
Lynn Siemers-Cross (4)               0              0           154,500           103,000              0           0
Herbert L. Ash                       0              0            20,000               0                0           0
Sheridan C. Biggs                    0              0            25,000               0                0           0
Robert H. Cohen                      0              0            20,000               0                0           0
James W. Crystal                     0              0            37,500               0                0           0
Harvey Horowitz                      0              0            32,500               0                0           0
Daniel H. Levy                       0              0            25,000               0                0           0
Robert H. Martinsen                  0              0            20,000               0                0           0
Beverly Eichel (5)                   0              0            60,000            90,000              0           0


(1) All options were granted at an exercise price equal to market value of the common stock on the date of grant.

(2) Amount reflects the market value of the underlying shares of common stock at the closing sales price reported on the Nasdaq National Market on December 31, 1999 ($.59) per share.

(3) Represents 22,500 options granted to him under the Company's 1994 non-employee director option plan, 150,000 options granted to him in connection with the execution of his employment agreement and 100,000 options granted as part of his Fiscal 1998 compensation.

(4) Represents 7,500 options granted to her under the Company's 1992 Stock Option Plan, 150,000 options granted in connection with the execution of her employment agreement and 100,000 options granted as part of her Fiscal 1998 compensation.

(5) Represents 150,000 options granted in connection with the execution of her employment agreement.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information, as of March 10, 2000, with respect to beneficial ownership of the Company's Common Stock by: (i) each of the Company's directors, (ii) each of the Company's Named Executive Officers, (iii) each person who is known by the Company beneficially to own more than 5% of the Company's Common Stock, and (iv) by all directors and executive officers who served as directors or executive officers of March 10, 2000 as a group. All information in the table below with respect to the Common Stock of the Company has been restated to reflect the two-for-one stock split paid to all holders of Common Stock of record on December 4, 1995. For purposes of this table, beneficial ownership is defined in accordance with 13d-3 under the Securities Exchange Act of 1934, as amended and means generally the power to vote or dispose of the securities, regardless of any economic interest therein.

      NAME AND ADDRESS                                         COMMON STOCK
      OF BENEFICIAL OWNER                                  BENEFICIALLY OWNED(1)               PERCENTAGE OWNED
      -------------------                                  ---------------------              ---------------------
      Amber Arbitrage LDC                                      2,322,450 (2)                        16.3%
      C/o  Custom House Fund Management Limited
      31 Kildare Sheet
      Dublin 2, Ireland

      Putnam Investments, Inc.                                 1,199,250 (3)                         8.4%
      1 Post Office Square
      Boston, MA 02109

      Harvey A. Appelle                                          547,100 (4)                         3.7%
      Lynn Siemers-Cross                                         353,200 (5)                         2.4%
      Sheridan C. Biggs                                           26,000 (6)                          *
      James W. Crystal                                            38,500 (7)                          *
      Beverly Eichel                                              60,000 (8)                          *
      Harvey Horowitz                                             35,000 (9)                          *
      Daniel H. Levy                                              30,000 (10)                         *

      All directors and officers as a group (7                                                       7.3%
      persons)

-------
*    Less than 1%.

(1) Percentage to be based on the number of shares of Common Stock outstanding as of March 10, 2000.

(2) Based on information contained in Schedule 13G filed with the Company on May 13, 1998.

(3) Based on information contained in Schedule 13G/A filed with the Company on February 4, 1999. Includes shares held by Putman Investment Management, Inc. and Putman Advisory Company, Inc.

(4) Includes 22,500 shares underlying currently exercisable stock options which have been granted to Harvey A. Appelle pursuant to the Company's 1994 Non-Employee Director Option Plan, 150,000 shares underlying currently exercisable stock options which have been granted to Mr. Appelle pursuant to his employment agreement, 150,000 restricted shares granted to Mr. Appelle pursuant to his employment agreement and 69,600 shares of stock issued to him as part of Fiscal 1997 compensation. The above includes 20,000 options and excludes 80,000 options issued as part of Fiscal 1998 compensation and will become exercisable on various dates through the year 2004. Also includes 135,000 shares held by Mr. Appelle.

(5) Includes 6,000 shares of underlying options which have been granted on April 19, 1996 to Lynn Siemers-Cross pursuant to the Company's 1992 Stock Option Plan (excludes 1,500 options, which do not vest until April 19, 2001) and includes 150,000 shares underlying options which have been granted pursuant to Ms. Siemers-Cross' employment agreement. Also includes 150,000 shares of restricted stock pursuant to Ms. Siemers-Cross' employment agreement and 25,000 shares of stock issued as part of Fiscal 1997 compensation. The above includes 20,000 options, and excludes 80,000 options issued as part of Fiscal 1998 compensation which will become exercisable on various dates through the year 2004. Also includes 2,200 shares held by Mrs. Siemers-Cross.

(6) Includes 25,000 shares underlying options which have been granted to Sheridan C. Biggs pursuant to the Company's 1994 Non-Employee Director Option Plan. Such options are currently exercisable. Also includes 1,000 shares held by Mr. Biggs.

(7)  Includes 37,500 shares underlying options which have been granted to James
     W. Crystal pursuant to the Company's 1994 Non Employee Director Option Plan. Such options are currently exercisable. Also includes 1,000 shares held by Mr. Crystal.

(8) Includes 60,000 shares underlying options, which are vested, out of 150,000 underlying options, which have been granted to Beverly Eichel pursuant to her employment agreement. Does not include 90,000 options of which, 60,000 will vest in September 2000, and 30,000 will vest in September 2001.

(9) Includes 32,500 shares underlying options which have been granted to Harvey Horowitz pursuant to the Company's 1994 Non-Employee Director Option Plan. Such options are currently exercisable. Also includes 2,500 shares held by Mr. Horowitz.

(10) Includes 25,000 shares underlying options which have been granted to Daniel A. Levy pursuant to the Company's 1994 Non-Employee Director Option Plan. Such options are currently exercisable. Also includes 5,000 shares held by Mr. Levy. Does not include 150,000 shares underlying stock options granted as of January 3, 2000 pursuant to the Company's 1992 Stock Option Plan, 100,000 of which vest on June 30, 2000 and the balance of 50,000, which will vest on December 31, 2000. Also does not include 150,000 shares of the Company's Restricted Stock granted as of January 3, 2000 pursuant to the Company's 1996 Restricted Stock Plan. These restricted shares vest on December 31, 2002. The foregoing options issued under the Company's 1992 Stock Option Plan and the restricted stock were granted pursuant to Mr. Levy's employment agreement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Mr. Crystal is Chairman and President of Frank Crystal & Co., Inc., which provides insurance brokerage services to the Company. Frank Crystal & Co., Inc. received approximately $130,000 in commissions during 1999 for services rendered to the Company. Mr. Horowitz is of counsel to the law firm of Mintz & Gold LLP, which provides legal services to the Company.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

          1. Independent Auditors' Report

          Consolidated Balance Sheets at December 31, 1999 and 1998

          Consolidated Statements of Operations for the Years ended December 31, 1999, 1998 and 1997

          Consolidated Statements of Stockholders' Equity for the Years ended December 31, 1999, 1998 and 1997

          Consolidated Statements of Cash Flows for the Years ended December 31, 1999, 1998 and 1997


          Notes to Consolidated Financial Statements

          2. Financial Statement Schedule

          Valuation and Qualifying Accounts

          3. The Exhibits, which are listed on the Exhibit Index attached hereto

     (b) Reports on Form 8-K

     The Company filed no reports on Form 8-K during the last quarter of Fiscal 1999.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE COMPANY HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

DATED:  MARCH 30, 2000

                            DONNKENNY, INC.

                            BY:    /s/  DANIEL H. LEVY
                                   ---------------------------------------
                                  DANIEL H. LEVY, CHAIRMAN OF THE BOARD OF
                                  DIRECTORS AND CHIEF EXECUTIVE OFFICER

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE COMPANY IN THE CAPACITIES AND ON THE DATES INDICATED.

DATED:  MARCH 30, 2000      BY:    /s/  DANIEL H. LEVY
                                   ---------------------------------------
                                   DANIEL H. LEVY, CHAIRMAN OF THE BOARD OF
                                   DIRECTORS AND CHIEF EXECUTIVE OFFICER
                                   (PRINCIPAL EXECUTIVE OFFICER)

                                   /s/ LYNN SIEMERS-CROSS
                                   ---------------------------------------
DATED:  MARCH 30, 2000             LYNN SIEMERS-CROSS, PRESIDENT AND
                                   CHIEF OPERATING OFFICER



                                   /s/ BEVERLY EICHEL
                                   ---------------------------------------
DATED:  MARCH 30, 2000             BEVERLY EICHEL, CHIEF FINANCIAL OFFICER,
                                   EXECUTIVE VICE PRESIDENT-FINANCE AND
                                   SECRETARY (PRINCIPAL FINANCIAL AND
                                   ACCOUNTING OFFICER)


                                   /s/ HARVEY APPELLE
                                   ---------------------------------------
DATED:  MARCH 30, 2000             HARVEY APPELLE, DIRECTOR


                                   /s/ SHERIDAN C. BIGGS
                                   ---------------------------------------
DATED:  MARCH 30, 2000             SHERIDAN C. BIGGS, DIRECTOR


                                   /s/ HARVEY HOROWITZ
                                   ---------------------------------------
DATED:  MARCH 30, 2000             HARVEY HOROWITZ, DIRECTOR

                                 EXHIBIT INDEX

Exhibit                                       Description                                     Sequentially
No.                                           of Exhibit                                      Numbered Page
-------                                       ----------                                      -------------
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

4.1      Specimen form of Common Stock Certificate.(4)

10.12    Amended and Restated Donnkenny, Inc. 1992 Stock Option Plan.(9)

10.13    Form of Indemnification Agreement with Directors and Executive
         Officers.(2)

10.14    Donnkenny, Inc. Employees Savings 401(k) Plan.(1)

10.28    Asset Purchase Agreement between Oak Hill Sportswear Corporation and
         Donnkenny Apparel, Inc., dated as of May 23, 1995,5 together with
         Amendment No. 1 thereto, dated as of June 26, 1995.(7)

10.29    Stock Purchase Agreement among Donnkenny Apparel, Inc. and all of the
         Shareholders of Beldoch Industries Corporation, dated June 5, 1995.(6)

10.32    Donnkenny, Inc. 1994 Stock Option Plan for Non-Employee Directors.(8)

10.33    Donnkenny, Inc. 1996 Restricted Stock Plan.(9)

10.41    Employment Agreement between Harvey A. Appelle and the Company, dated
         April 14, 1997.(10)

10.42    Employment Agreement between Lynn Siemers-Cross and the Company, dated
         April 14, 1997.(10)

10.46    Employment Agreement between Beverly Eichel and the Company dated
         September 28, 1998.(11)

10.48    Commission's Order Instituting Public Administrative Proceedings, Make
         Findings and Instituting a Cease-and-Desist Order and Offer of
         Settlement of Donnkenny, Inc. released on February 2, 1999.(12)

10.49    Credit Agreement among Donnkenny Apparel, Inc., Beldoch Industries
         Corporation, the Guarantors Named therein, the Lenders Named therein and the CIT Group / Commercial Services, Inc., dated as of June 29,
         1999.(13)

10.50    TThe Waiver and First Amendment to Credit Agreement, dated as of
         November 11, 1999 among the Company, the Lenders Named therein and the CIT Group / Commercial Services, Inc.(14)



10.51 The Second Amendment Agreement, dated as of December 23, 1999 among the Company, the Lenders Named therein and the CIT Group / Commercial
         Services, Inc.(15)

10.52    Employment agreement between Daniel H. Levy and the Company, dated
         January 1, 2000.(15)


10.53    The Third Amendment and Waiver Agreement, dated as of February 29,
         2000 among the Company, the Lenders Named therein and the CIT Group /
         Commercial Services, Inc.(15)

10.54 The Fourth Amendment and Waiver Agreement, dated as of April 13, 2000 among the Company, the Lenders named therein and the CIT Group /
         Commercial Services, Inc.(15)

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

(8) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 2, 1995.

(9) Incorporated herein by reference to the Company's 1996 Proxy Statement, filed March 22, 1996.

(10) Incorporated herein by reference to the Company's Report on Form 10-Q, filed with the Commission on August 6, 1997.

(11) Incorporated herein by reference to the Company's Report on Form 10-Q filed with the Commission on November 15, 1998.

(12) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.


(13) Incorporated herein by reference to the Company's Report on Form 10-Q filed with the Commission on August 15, 1999.

(14) Incorporated herein by reference to the Company's Report on Form 10-Q filed with the Commission on November 15, 1999.

(15)     Filed herewith.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Donnkenny, Inc.

     We have audited the accompanying consolidated balance sheets of Donnkenny, Inc. and subsidiaries as of December 31, 1999 and December 31, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the fiscal years in the three year period ended December 31, 1999. Our audits also included the financial statements schedule listed in the Index at item 14(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects the financial position of Donnkenny, Inc. at December 31, 1999 and December 31, 1998, and the results of their operations and cash flows for each of the fiscal years in the three year period ended December 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP
New York, New York
March 22, 2000
(March 31, 2000 as to Note 13 and
April 13, 2000 as to Note 6)

                        DONNKENNY, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                         DECEMBER 31,           DECEMBER 31,
                                                                            1999                    1998
                                                                       -----------------    --------------------
ASSETS
CURRENT ASSETS:
    Cash ........................................................          $     180             $     503
    Accounts receivable, net of allowances for bad debts
       of $382 and $620, respectively ...........................             30,022                29,363
    Recoverable income taxes ....................................                304                   655
    Inventories .................................................             29,323                21,972
    Deferred tax assets .........................................              2,865                 3,080
    Prepaid expenses and other current assets ...................                636                 1,265
    Assets held for sale ........................................                456                 1,799
                                                                           ---------             ---------
    Total current assets ........................................             63,786                58,637
PROPERTY, PLANT AND EQUIPMENT, NET ..............................              5,981                 6,337
OTHER ASSETS ....................................................                546                 2,327
INTANGIBLE ASSETS ...............................................             31,524                32,914
                                                                           ---------             ---------
TOTAL ...........................................................          $ 101,837             $ 100,215
                                                                           =========             =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current portion of long-term debt ...........................          $   1,168             $     154
    Accounts payable ............................................             10,351                 8,391
    Accrued expenses and other current liabilities ..............              3,965                 7,431
                                                                           ---------             ---------
        Total current liabilities ...............................             15,484                15,976
                                                                           ---------             ---------
LONG-TERM DEBT ..................................................             41,607                31,901
DEFERRED TAX LIABILITIES ........................................              2,865                 3,080

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred stock $.01 par value; authorized 500 shares, issued none......................................................
    Common stock, $.01 par value; authorized 20,000
       shares, issued and outstanding 14,230 and
       14,170, shares in 1999 and 1998 respectively .............                142                   142
    Additional paid-in capital ..................................             47,771                47,595
    Issuable shares for litigation settlement ...................              1,875
    Retained earnings (deficit) .................................             (7,907)                1,521
                                                                           ---------             ---------
    Total stockholders' equity ..................................             41,881                49,258
                                                                           ---------             ---------
TOTAL ...........................................................          $ 101,837             $ 100,215
                                                                           =========             =========


          See accompanying notes to consolidated financial statements.

                        DONNKENNY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                           YEAR ENDED       YEAR ENDED      YEAR ENDED
                                                           DECEMBER 31,     DECEMBER 31,    DECEMBER 31,
                                                               1999             1998            1997
                                                          -------------    ------------    -------------
NET SALES ..............................................   $    173,749    $    197,861    $    245,963
COST OF SALES ..........................................        138,816         157,069         196,633
                                                           ------------    ------------    ------------
        Gross Profit ...................................         34,933          40,792          49,330

OPERATING EXPENSES:
     Selling, general and administrative expenses ......         33,002          38,221          45,361
     Amortization of goodwill and other related
        acquisition costs ..............................          1,390           1,321           1,204
     Provision for settlement of litigation ............          5,875
     Restructuring charge ..............................           --             1,180           1,723
                                                           ------------    ------------    ------------
        Operating income (loss) ........................         (5,334)             70           1,042

OTHER EXPENSE:
     Interest expense (net of interest income of $0,
       $10, and $500) ..................................          4,007           4,778           5,461
                                                           ------------    ------------    ------------
        (Loss) before income taxes .....................         (9,341)         (4,708)         (4,419)
INCOME TAX EXPENSE (BENEFIT) ...........................             87            (644)         (1,210)
                                                           ------------    ------------    ------------
     NET (LOSS) ........................................   $     (9,428)   $     (4,064)   $     (3,209)
                                                           ============    ============    ============
     Basic and diluted (loss) per common share .........   $      (0.66)   $      (0.29)   $      (0.23)
                                                           ============    ============    ============
     Shares used in the calculation of basic and diluted
        (loss) per common share ........................     14,208,000      14,150,000      14,070,000
                                                           ============    ============    ============


          See accompanying notes to consolidated financial statements.

                        DONNKENNY, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)


                                                                                      ISSUABLE
                                                                       ADDITIONAL    SHARES FOR     RETAINED      TOTAL
                                             PREFERRED     COMMON       PAID-IN      LITIGATION      EARNINGS   STOCKHOLDERS'
                                              STOCK         STOCK       CAPITAL       SETTLEMENT     (DEFICIT)     EQUITY
                                              --------   --------      --------      --------       --------       --------
BALANCE, DECEMBER 31, 1996                    $   --     $    140      $ 46,344      $   --         $  8,794       $ 55,278
Issuance of Common Stock ..................       --            1           116          --             --              117
Tax Benefit attributable to the
   exercise of stock options ..............       --         --             900          --             --              900
Net Loss ..................................       --         --            --            --           (3,209)        (3,209)
                                              --------   --------      --------      --------       --------       --------

BALANCE, DECEMBER 31, 1997                    $   --     $    141      $ 47,360      $   --         $  5,585       $ 53,086
Issuance of Common Stock ..................       --            1           235          --             --              236
Net Loss ..................................       --         --            --            --           (4,064)        (4,064)
                                              --------   --------      --------      --------       --------       --------

BALANCE, DECEMBER 31, 1998                    $   --     $    142      $ 47,595      $   --         $  1,521       $ 49,258
Issuance of Common Stock ..................       --         --             176          --             --              176
Issuable shares for litigation settlement .       --         --            --           1,875           --            1,875
Net Loss ..................................       --         --            --            --           (9,428)        (9,428)
                                              --------   --------      --------      --------       --------       --------

BALANCE, DECEMBER 31, 1999                    $   --     $    142      $ 47,771      $  1,875       $ (7,907)      $ 41,881
                                              --------   --------      --------      --------       --------       --------

          See accompanying notes to consolidated financial statements.

                        DONNKENNY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                               YEAR ENDED       YEAR ENDED      YEAR ENDED
                                                                               DECEMBER 31,     DECEMBER 31,    DECEMBER 31,
                                                                                   1999             1998            1997
                                                                              -------------    ------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) ..............................................................   $ (9,428)       $ (4,064)       $ (3,209)
     Adjustments to reconcile net cash
        (used in) provided by operating activities:

        Provision for shares issuable on litigation settlement ...............      1,875            --              --
        Deferred income taxes ................................................                       (177)         (1,247)
        Depreciation and amortization of fixed assets ........................        814           1,687           1,770
        Loss on disposal of fixed assets .....................................          5             506            --
        Amortization of intangibles and other assets .........................      1,390           1,321           1,204
        Write down of fixed assets ...........................................       --               907             260
        Provision for losses on accounts receivable ..........................        (72)            (46)            282
     Changes in assets and liabilities, net of the effects of acquisitions and disposals:
        (Increase) decrease in accounts receivable ...........................       (587)         (4,864)          4,986
        Decrease in recoverable income taxes .................................        351             526           7,444
        (Increase) decrease in inventories ...................................     (7,351)          5,276          19,545
        Decrease (increase) in prepaid expenses and other
           current assets ....................................................        630             881            (513)
        Decrease (increase) in other non-current assets ......................      1,780          (2,327)           --
        Decrease in accounts payable .........................................      1,960            (929)        (10,156)
        Decrease in accrued expenses and
           other current liabilities .........................................     (3,290)            (53)           (335)
                                                                                   ------        --------        --------
           Net cash (used in) provided by operating activities ...............    (11,923)         (1,356)         20,031
                                                                                   ------        --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of fixed assets ................................................       (501)         (2,452)           (516)
     Proceeds from sale of fixed assets ......................................      1,381             836             640
     Increase in intangibles .................................................       --            (1,789)         (1,200)
                                                                                   ------        --------        --------
           Net cash provided by (used in) investing activities ...............        880          (3,405)         (1,076)
                                                                                   ------        --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increases (repayments) of long-term debt ............................      2,346          (5,580)        (12,253)
     Proceeds of long-term debt ..............................................       --               483            --
     Net increases (repayments) under revolving credit line ..................      8,374          10,104         (11,460)
     Issuance of Common Stock ................................................       --              --               117
     Tax benefit attributable to exercise of stock options ...................       --              --               900
                                                                                   ------        --------        --------
           Net cash provided by (used in) financing activities ...............     10,720           5,007         (22,696)
                                                                                   ------        --------        --------

NET (DECREASE) INCREASE IN CASH ..............................................       (323)            246          (3,741)
CASH, AT BEGINNING OF PERIOD .................................................        503             257           3,998
                                                                                   ------        --------        --------
CASH, AT END OF PERIOD .......................................................   $    180        $    503        $    257
                                                                                 =========       ========        ========

     Supplemental Disclosures

     Income Taxes paid .......................................................   $    206        $     72        $     --
                                                                                 =========       ========        ========
     Interest paid ...........................................................   $  3,438        $  4,072        $  5,692
                                                                                 =========       ========        ========

     Supplemental schedule of non-cash financing
     activities
     Issuance of common stock ................................................   $    176        $    236        $    117
                                                                                 =========       ========        ========

                        DONNKENNY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         YEARS ENDED DECEMBER 31, 1999,
                     DECEMBER 31, 1998 AND DECEMBER 31, 1997
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Business - The Company designs, manufactures, imports and markets a broad line of moderately priced women's sportswear and operates in one business segment. The Company's products are primarily sold throughout the United States by retail chains, department stores and smaller specialty shops.

     Principles of Consolidation - The consolidated financial statements include the accounts of Donnkenny, Inc. and its wholly owned subsidiaries (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

     Inventories - Inventories are stated at the lower of cost or market using the first-in, first-out method (FIFO) (see note 2).

     Property, Plant and Equipment - Property, plant and equipment are recorded at cost. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the assets or, where applicable, the term of the lease, if shorter (see note 3).

     Estimated useful lives are as follows:

         Buildings                               9 to 38 years
         Machinery and equipment                 3 to 10 years
         Furniture and fixtures                  7 to 10 years
         Leasehold improvements                  7 to 10 years
                                            (or lease term if shorter)

     Other Assets - Other assets at December 31, 1999 of $546 represent deferred financing costs which are amortized over the term of the related debt agreement. In connection with the Company's settlement of litigation, discussed in Note 13, the Company agreed to pay $5,000 to the Company's insurance carrier of which $4,375 was paid prior to December 31, 1999. At December 31, 1998, $2,083 had been deposited and was included in other assets.

     Intangible Assets - Goodwill, which represents the excess purchase price over fair value of net assets acquired relates to the acquisition of the Company in 1989 following a change in control, and the sportswear division of Oak Hill Sportswear Corporation ("Oak Hill") and Beldoch Industries Corporation ("Beldoch") in 1995. Goodwill is amortized on a straight-line basis over the expected periods to be benefited, ranging from 20 to 40 years.

     Also included in intangible assets are costs related to licenses acquired by the Company, which are being amortized using the straight-line method over 20 years (see Note 4).

     Assessment of Asset Impairment - The Company periodically assesses the recoverability of the carrying value of long-lived assets, including identifiable intangible assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The assessment of recoverability of the carrying amount of an asset is based on estimated undiscounted future cash flows from the use of the asset and eventual disposition. If the estimated undiscounted future cash flows are less than the carrying value, an impairment loss is charged to operations based on the difference between the carrying amount and the fair value of the asset.


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

     Advertising Expense - Advertising costs incurred to produce media advertising for major new campaigns are expensed in the year in which the advertising first takes place. Other advertising costs are expensed when incurred. Net advertising expenses of $572, $606, and $668 were included in the selling, general and administrative expenses in the Company's Consolidated Statements of Operations for the years ended December 31, 1999, 1998, and 1997, respectively.

     Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", which is an asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. SFAS No. 109 requires that deferred tax assets are to be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized (see note 7).

     Fair Value of Financial Instruments - The carrying amount of significant financial instruments, which includes accounts receivable, accounts payable and accrued expenses, all approximated fair value as of December 31, 1999 and December 31, 1998 due to their short-term maturities. Long-term debt approximates fair value due to either its variable interest rate or short term maturities.

     Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities (such as accounts receivable, inventories, and valuation allowances for income taxes), and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Reclassifications - Certain reclassifications have been made in the 1998 and 1997 financial statements to conform to the 1999 presentation.


2.       INVENTORIES

     Inventories consisted of the following at December 31, 1999 and December 31, 1998:

                                                   1999               1998
                                                   ----               ----
         Raw materials......................      $ 1,548           $ 2,155
         Work in process....................        2,742             4,235
         Finished goods.....................       25,033            15,582
                                                  -------           -------
                                                  $29,323           $21,972
                                                  =======           =======



3.       PROPERTY, PLANT AND EQUIPMENT

     Property, plant, and equipment consisted of the following at December 31, 1999 and December 31, 1998:

                                       1999      1998
                                       ----      ----
Land and land improvements ......   $   409   $   410
Buildings and improvements ......     5,263     6,241
Machinery and equipment .........     4,645     6,295
Furniture and fixtures ..........     1,727     1,719
                                    -------   -------
                                     12,044    14,665
Less accumulated depreciation and
   amortization .................     6,063     8,328
                                    -------   -------
                                    $ 5,981   $ 6,337
                                    =======   =======

4. INTANGIBLE ASSETS

     Intangible assets consisted of the following at December 31, 1999 and December 31, 1998:

                                   1999      1998
                                   ----      ----
Goodwill ....................    35,274   $35,274
Licenses ....................     6,325     6,325
                                -------   -------
                                 41,599    41,599
Less accumulated amortization    10,075     8,685
                                -------   -------
                                $31,524   $32,914
                                =======   =======

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities consisted of the following at December 31, 1999 and December 31, 1998:

                                         1999    1998
                                         ----    ----
Accrued Salaries, Benefits and Bonus   $1,809   $1,995
Accrued Litigation Settlement ......      625    1,000
Due to Former Owners of Subsidiary         --      880
Accrued Restructuring Expenses             --      548
Other Accrued Expenses ............     1,531    3,008
                                       ------   ------
Total ..............................   $3,965   $7,431
                                       ======   ======

6. LONG-TERM DEBT

     Long-term debt consisted of the following at December 31, 1999 and December 31, 1998:

                                              1999      1998
                                              ----      ----
Revolving Credit Borrowings .............    40,017   $31,644
Senior Term  Loan .......................     2,500      --
Other (a) ...............................       258       411
Total ...................................    42,775    32,055
                                            -------   -------
Less current maturities .................     1,168       154
                                            -------   -------
                                            $41,607   $31,901
                                            -------   -------
Annual maturities of debt are as follows:

         2000                               $ 1,168
         2001                                 1,090
         2002                                40,517
         ----                                ------
                                            $42,775
                                            =======

     On June 29, 1999, the Company and its operating subsidiaries signed a new three year credit agreement (the "Credit Agreement") with CIT Group/Commercial Services to replace the existing $75 million credit facility. The Credit Agreement provides the Company with a $75 million facility comprised of a $72 million revolver with sublimits up to $52 million for direct borrowings, $35 million for letters of credit, certain overadvances and a $3 million term loan.

     Borrowings under the Credit Agreement bear interest at the prime rate plus one half percent (9.0% at December 31, 1999). The Credit Agreement provides for advances of (i) up to 90% of eligible accounts receivable plus (ii) up to 60% of eligible inventory plus (iii) up to 60% of the undrawn amount of all outstanding letters of credit plus (iv) allowable overadvances. The term loan requires quarterly payments of $250 plus all accrued and unpaid interest beginning September 30, 1999 through June 30, 2002. The Credit Agreement expires on June 30, 2002.

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

     Subsequent to June 1999, the Company amended the Credit Agreement. On February 29, 2000, the Company entered into a Third Amendment and Waiver Agreement. The Third Amendment and Waiver waived any existing defaults as of December 31, 1999 and for the End of Month Period for January 2000 with respect to the Company's noncompliance with covenants related to Minimum Interest Coverage, EBITDA and Tangible Net Worth. Pursuant to this amendment, the interest rate on borrowings was increased to 1% above the prime rate effective February 29, 2000 and the Overadvance Amounts for the Fiscal 2000 were amended and restated. Certain covenants were also amended for the respective quarter ends in Fiscal 2000. A fee of $75,000 was paid on February 29, 2000. On April 13, 2000, the Company entered into a Fourth Amendment and Waiver Agreement to support the Company's 2000 business plan. The Fourth Amendment and Waiver waived any existing defaults as of the End of Month Period for March 2000 with respect to the Company's noncompliance with covenants related to Minimum Interest Coverage, EBITDA and Tangible Net Worth. Pursuant to this amendment, the interest rate on borrowings was increased to 1.5% above the prime rate effective April 13, 2000 and the Overadvance Amounts for Fiscal 2000 were amended.
Certain covenants were also amended for the respective quarter ends in Fiscal 2000. A fee of $75,000 is payable for the Fourth Amendment and Waiver.

     The Company also has a factoring agreement with CIT. The factoring agreement provides for a factoring commission equal to .45% of gross sales, plus certain customary charges.

--------
(a) Other debt consists of a secured term loan that was entered into on June 30, 1998 in the amount of $483. As of December 31, 1999 the principal balance of this loan amounted to $258. The interest rate is fixed at 8.75% and the loan requires monthly principal and interest payments of $15 through June 2001. Software, machinery and equipment secure this obligation.

7.   INCOME TAXES

     Income tax expense (benefit) for the years ended December 31, 1999, 1998 and 1997 is comprised of the following:

                         1999      1998       1997
                         ----      ----       ----
Current:
    Federal .......   $  --      $    --    $(1,537)
    State and local        87       (310)        35
Deferred ..........      --         (334)       292
                      -------    -------    -------
                      $    87    $  (664)   $(1,210)
                      =======    =======    =======

         A reconciliation of the statutory Federal tax rate and the effective rate is as follows:

                                                        1999     1998    1997
                                                        ----     ----    ----
Federal statutory tax rate ...........................   (34)%   (34)%   (34)%
State and local taxes, net of federal
    income tax benefit ...............................    (3)     (2)     (3)
Losses not providing state and local
    tax benefit ......................................     0      (8)      4
Nondeductible items ..................................     4       7       5
Losses not providing federal tax benefit .............     2       0      --
Increase of valuation allowance ......................    32      23      --
Other                                                     --      --       1
                                                         ---     ---     ---
                                                           1%    (14)%   (27)%
                                                         ===     ===     ===

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

                                                 DECEMBER 31,       DECEMBER 31,
                                                     1999               1998
                                                ----------------    ------------
Deferred tax assets:
    Accounts receivable allowances .........         $   141           $   232
    Inventory valuation ....................           1,139               874
    Accrued expenses .......................           1,449             1,118
    Restructuring charges ..................            --                 720
    State operating loss carryforwards .....           1,177               848
    Federal operating loss carryforwards ...           4,783             2,570
    Other ..................................             136               136
                                                     -------           -------
        Total gross deferred tax assets ....           8,825             6,498
                                                     -------           -------

Deferred tax liabilities:
    Property, plant and equipment ..........          (1,159)           (1,738)
    Intangibles ............................          (3,037)           (3,182)
                                                     -------           -------
        Total gross deferred tax liabilities          (4,196)           (4,920)
                                                     -------           -------
Net deferred tax asset .....................           4,629             1,578
Less valuation allowance ...................          (4,629)           (1,578)
                                                     -------           -------
Net deferred taxes .........................         $  --             $  --
                                                     =======           =======

     As of December 31, 1999 and 1998, the Company recorded a valuation allowance against the net deferred tax assets due to uncertainty of the realization of certain net operating loss carryforwards.

     As of December 31, 1999, the following Federal and State net operating loss carryforwards were available:

                        Net Operating Losses
                    ----------------------------
Expiration Dates     Federal              State
                     -------              -----
2011 ....             $ --               $6,071
2012 ....               --                5,409
2013 ....               --                4,388
2014 ....               --                7,447
2015-2017               --                1,006
2018 ....              4,463               --
2019 ....              8,599               --
2020-2022              1,006               --


During the years ended December 31, 1999 and 1998, the Company recorded interest income of $0 and $10 related to prior year carry back claims.

8. COMMITMENTS AND CONTINGENCIES

a. Rental expense for operating leases for the years ended December 31, 1999, 1998, and 1997 approximated $3,223, $4,557, and $4,505, respectively.
     Minimum future rental payments as of December 31, 1999 for operating leases with initial noncancelable lease terms in excess of one year, are as follows:

    Year Ending December 31,                         Amount
    ------------------------                         ------
    2000............................................    $3,123
    2001............................................     2,683
    2002............................................     2,331
    2003............................................     2,191
    2004............................................     2,182
    Thereafter......................................     2,174
                                                         -----
                                                      $ 14,684
                                                      ========

b. At December 31, 1999, the Company was contingently liable for outstanding letters of credit issued amounting to $17,624.

c. The Company is also party to legal proceedings arising in the ordinary course of its business. Management believes that the ultimate resolution of these proceedings will not, in the aggregate, have a material adverse effect on the financial condition, results of operations, liquidity or business of the Company.

9. EMPLOYEE BENEFIT PLAN

     The Company sponsors an Employees' Savings 401(k) Plan (the "Plan") covering substantially all of its employees. Contributions to the Plan are made by the Company at the discretion of the Board of Directors. The Company matched the employee contributions for fiscal 1999 in the amount of $55. The Company did not make contributions to the Plan in fiscal 1998 and 1997 except for the payment of administrative expenses.

10. EARNINGS PER SHARE

     Basic EPS excludes dilution and is computed by dividing net income or loss attributable to common stockholders by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (warrants to purchase common stock and common stock options using the treasury stock method) were exercised or converted into common stock. Potentially issuable common shares in the diluted EPS computation are excluded in net loss periods, as their effect would be antidilutive.

     In the years ended December 31, 1999, 1998 and 1997, the incremental shares under stock plans of 293,254, 431,250, and 305,000 were not considered for the diluted earnings per share calculation due to their antidilutive effect. As such, the amounts reported for basic and diluted earnings per share are the same.

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

     Information regarding the Company's stock option plan is summarized below:

                                          1999                           1998                         1997
                               ----------------------------   ---------------------------   --------------------------
                                               WEIGHTED-                                                 WEIGHTED-
                                                AVERAGE                     WEIGHTED-                    AVERAGE
                                               EXERCISE                      AVERAGE                      EXERCISE
                                OPTIONS          PRICE         OPTIONS    EXERCISE PRICE     OPTIONS       PRICE
                               -----------   --------------   ----------  ---------------   ----------  --------------
Outstanding at beginning
    of the year .............    1,740,150    $  4.04       1,660,650    $    5.42         658,800    $     10.51
Granted .....................      250,000       1.26         500,000         1.13       1,300,500           3.73
Exercised ...................         --           --             --            --              --             --
Cancelled ...................     (457,250)      4.52        (420,500)        6.04        (298,650)          9.26
                                ----------    ----------   ----------    -----------    ----------    -----------
Outstanding at end of year ..    1,532,900       3.14       1,740,150         4.04       1,660,650           5.42
                                ==========                 ==========    ===========    ==========    ===========
Exercisable at end of year ..      685,940                    484,160                      234,800
                                ==========                 ==========                   ==========
Available for grant at
year end ....................      467,100                    259,850                      339,350
                                ==========                 ==========                   ==========

The options outstanding at December 31, 1999 range in price as follows:

                                # OF
                                  OPTIONS                 EXERCISE PRICE
                                ---------                 --------------
                                  597,500              $ 0.0000 -   1.8063
                                  424,000              $ 1.8064 -   3.6125
                                  432,500              $ 3,6126 -   5.4188
                                   17,000              $ 7.2251 -   9.0313
                                   61,900              $16.2564 -  18.0625
                                   ------
                                1,532,900
                                =========

     The Company applies Accounting Principles Board Opinion No. 25, and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans because the exercise price for stock options granted equaled the market price of the underlying stock at the date of grant. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net income and earnings per share for the years ended December 31, 1999, 1998 and 1997 would have been reduced to the pro forma amounts indicated below:


                                               1999       1998       1997
                                               ----       ----      ------
Net (loss)
 As reported ...........................     $(9,428)   $(4,064)   $(3,209)
                                             =======    =======    =======
 Pro forma .............................     $(9,675)   $(4,777)   $(3,834)
                                             =======    =======    =======
 Basic and diluted net (loss) per share:
 As reported ...........................     $ (0.66)   $ (0.29)   $ (0.23)
                                             =======    =======    =======
 Pro forma .............................     $ (0.68)   $ (0.34)   $ (0.27)
                                             =======    =======    =======

     The weighted average Black-Scholes value of the options granted during 1999, 1998 and 1997 were $1.13, $0.83, and $2.37, respectively. The following weighted-average assumptions were used in the Black-Scholes option-pricing model for grants in 1999, 1998 and 1997 respectively: dividend yield of 0% for all periods, volatility of 119%, 71%, and 55%, risk-free interest rate of 5.35%, 4.82%, and 6.51%, and an expected life of 10, 7 and 7 years.

b. Restricted Stock

     In 1996, the Company adopted a plan to issue up to 1,000,000 shares of restricted stock to employees of the Company. During 1997, 305,000 shares were granted to employees of the Company at no cost to the employees. Of the total number of restricted shares granted, 5,000 shares vested and were issued upon the date of grant at the fair market value of $2.94 per share. The remaining 300,000 restricted shares were granted at a per share price of $2.94 and vest as follows: 60,000 shares vested and were issued March 31, 1999; 240,000 shares vest on March 31, 2000. Compensation cost recorded in 1999, 1998 and 1997 were $261, $328 and $233, respectively, which represents the amortization of the value of the restricted stock award at the date of grant over the vesting period.

c. Warrants

     On January 14, 1997, the Company issued warrants to purchase 75,000 shares of Common Stock at $5.00 per share to the principal of a company to rescind an acquisition transaction. The warrants are immediately exercisable and will expire July 23, 2004.

d. Stock Bonus

     The Company issued 94,600 shares of common stock to certain key employees during 1998 as payment for 1997 bonuses, which were accrued and recorded as compensation expense of $236 in the year ended December 31, 1997.

e.       Stock Appreciation Rights

     In 1997, the Company awarded stock appreciation rights to two Executive Officers. These officers will be paid an amount equal to the appreciation over 5 years of 100,000 shares of stock. No compensation expense was recorded for these stock appreciation rights in 1999, 1998 or 1997.

12.      RESTRUCTURING CHARGES

     In the fourth quarter of 1998, the Company recorded a restructuring charge related to the sale of its West Hempstead facility that occurred on February 2, 1999. The charge included $1.2 million related to losses on the sale of property, plant and equipment, employee severance payments and other incremental charges directly attributable to the sale of the manufacturing facility. An additional $0.7 million was charged to cost of goods sold for the write down of inventory. The $0.6 million accrued restructuring expense balance at December 31, 1998 was utilized in fiscal 1999. At December 31, 1998, assets held for sale included three facilities, two were sold in Fiscal 1999. At December 31, 1999 assets held for sale included one facility.

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

13. PROVISION FOR SETTLEMENT OF LITIGATION

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

     On October 7, 1999, the Company entered into a stipulation of settlement (the "Settlement") with the class action plaintiffs. In consideration for the discontinuance of the lawsuit with prejudice, the Company agreed to pay $10.0 million, of which $5.0 million is the Company's share, and the balance is payable by the Company's insurers; issue 3 million shares of the Company's common stock, and to pursue litigation against two of the Company's insurers to recover under its excess insurers' policies. The Settlement is subject to class notification, the entry of a final judgement, and exhaustion of all appeals and reviews. A settlement hearing on the proposed settlement was held on March 31, 2000 and the court orally approved the settlement. A written order should be signed in due course. In 1999, the Company recorded a charge of $5.9 million, which represented the cost of the Settlement. The Company had funded its required cash contribution to the settlement as of December 31, 1999 except for
a) the sum of $0.6 million, which the Company paid during the quarter ended March, 31, 2000; and b) the cost of the litigation with two of the Company's insurers which are not expected to be material.

14.      BUSINESS CONCENTRATIONS

     Substantially all of the Company's sales are made to customers in the United States. Sales to one chain store retailer accounted for approximately 11%, 13%, and 16% of the Company's sales in 1999, 1998 and 1997, respectively and accounts receivable from this customer was $3,048 at December 31, 1999. Sales to one wholesale club were 17%, 15% and 8% in 1999, 1998 and 1997, respectively and accounts receivable from this customer was $9,914 at December 31, 1999. No other customers accounted for more than eight percent of the Company's sales in 1999, 1998 and 1997. The Company estimates an allowance for doubtful accounts based on the creditworthiness of its customers as well as general economic conditions. Consequently, an adverse change in those factors could affect the Company's estimate of its bad debts.

15.   SHAREHOLDERS RIGHTS PLAN

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


16.  FACILITY CLOSURES

     On March 15, 2000 the Company announced that it will be closing all of its domestic manufacturing plants. These facilities are located in Floyd and Independence, Virginia. The Company will incur a charge of approximately $0.3 million for employee severance payments and other incremental charges directly attributable to the sale of the manufacturing facilities. The plant closings are planned to be completed by mid May of Fiscal 2000.

                                DONNKENNY, INC.

                     INDEX TO FINANCIAL STATEMENT SCHEDULE

Schedule II Valuation and Qualifying Accounts...............................

SCHEDULE II

                                DONNKENNY, INC.

                       Valuation and Qualifying Accounts

                              For the Years ended
                        December 31, 1999, 1998 and 1997



                                          BALANCE OF         CHARGED TO
                                          BEGINNING OF       COSTS AND                      BALANCE AT
                                            PERIOD           EXPENSES     DEDUCTIONS        END OF PERIOD
---------------------------------------------------------------------------------- -----------------------------------------
Year ended December 31, 1999:
    Reserve for bad debts .............   $   602,000      (173,000)          (64,000)      $   365,000
    Reserve for discounts .............        18,000     1,583,000        (1,584,000)           17,000
                                          -----------                                       -----------
       Subtotal for accounts receivable   $   620,000                                       $   382,000
                                          ===========                                       ===========
    Reserve for inventory markdowns ...     1,935,000     1,786,000        (1,800,000)      $ 1,921,000
                                          ===========                                       ===========

Year ended December 31, 1998:
    Reserve for bad debts .............   $   511,000        45,000           (46,000)      $   602,000
    Reserve for discounts .............       209,000     1,190,000         1,381,000            18,000
                                          -----------                                       -----------
       Subtotal for accounts receivable   $   720,000                                       $   620,000
                                          ===========                                       ===========
    Reserve for inventory markdowns ...     3,384,000     1,909,000        (3,358,000)      $ 1,935,000
                                          ===========                                       ===========

Year ended December 31, 1997:
    Reserve for bad debts .............   $   968,000      (175,000)          282,000       $   511,000
    Reserve for discounts .............     1,272,000     3,872,000         4,935,000           209,000
                                          -----------                                       -----------
       Subtotal for accounts receivable   $ 2,240,000                                       $   720,000
                                          ===========                                       ===========
    Reserve for inventory markdowns ...    11,715,000     6,093,000       (14,424,000)      $ 3,384,000
                                          ===========                                       ===========