Form 10-Q
period 2000-03-31
DONNKENNY INC
filed 2000-05-15
CIK 29693

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000
                                                 --------------

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to __________

                         Commission file number 0-21940
                                                -------

                                 Donnkenny, Inc.
                                 ---------------
             (Exact name of registrant as specified in its charter)

         Delaware                                      51-0228891
         --------                                      ----------
(State or jurisdiction of                           (I.R.S. Employer
incorporation or organization)                     Identification No.)

                        1411 Broadway, New York, NY       10018
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code (212) 790-3900
                                                           ---------------

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

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

     Common Stock $0.01 par value                      3,557,385
     ----------------------------         ---------------------------------
              (Class)                       (Outstanding at May 10, 2000)

                         DONNKENNY, INC AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (FORM 10-Q)


PART I - FINANCIAL INFORMATION                                            Page
                                                                          ----

Consolidated financial statements:

   Independent Accountants' Report

   Balance sheets as of March 31, 2000 (unaudited) and December 31, 1999..I-1

   Statements of operations for the three months ended
   March 31, 2000 and 1999 (unaudited)....................................II-1

   Statements of cash flows for the three months ended
   March 31, 2000 and 1999 (unaudited)....................................III-1

   Notes to Consolidated Financial Statements (unaudited)  ...............IV-1-4

   Management's Discussion and Analysis of Financial Condition and
   Results of Operations..................................................V-1-4

PART II - OTHER INFORMATION

   Legal Proceedings and Other Information................................VI-1

   Exhibits and Reports on Form 8-K.......................................VI-3

   Signatures.............................................................VI-4

                         INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of Donnkenny, Inc.

We have reviewed the accompanying consolidated balance sheet of Donnkenny, Inc. and subsidiaries as of March 31, 2000, and the related consolidated statements of operations and cash flows for the three-month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Donnkenny, Inc. and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 22, 2000 (March 31, 2000 as to note 13 and April 13, 2000 as to note 6), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1999 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP
New York, New York
May 10, 2000

                        DONNKENNY, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                      (In thousands, except per share data)


                                                          March 31,   December 31,
                                                           2000           1999
                                                         ---------    ---------
                                                        (Unaudited)
CURRENT ASSETS
     Cash ............................................   $      62    $     180
     Accounts receivable - net of allowances of
      $406 and $382, respectively ....................      31,541       30,022
     Recoverable income taxes ........................         189          304
     Inventories .....................................      20,410       29,323
     Deferred tax assets .............................       2,178        2,865
     Prepaid expenses and other current assets .......         860          636
     Assets held for sale ............................         456          456
                                                         ---------    ---------
     Total current assets ............................      55,696       63,786
PROPERTY, PLANT AND EQUIPMENT, NET ...................       5,729        5,981
OTHER ASSETS .........................................         531          546
INTANGIBLE ASSETS ....................................      31,176       31,524
                                                         ---------    ---------
TOTAL ................................................   $  93,132    $ 101,837
                                                         =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
       Current portion of long-term debt .............   $   1,171    $   1,168
       Accounts payable ..............................       8,318       10,351
       Accrued expenses and other current liabilities        3,565        3,965
                                                         ---------    ---------
          Total current liabilities ..................      13,054       15,484
                                                         ---------    ---------
LONG-TERM DEBT .......................................      39,521       41,607
DEFERRED TAX LIABILITIES .............................       2,178        2,865

COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY:
    Preferred stock $.01 par value; authorized 500
      shares , issued none ...........................        --           --
    Common stock, $.01 par value.  Authorized 10,000
      shares,  issued and outstanding 3,557 shares ...          36           36
      in 2000 and 1999, respectively
    Additional paid-in capital .......................      47,877       47,877
    Issuable shares for litigation settlement ........       1,875        1,875
    Deficit ..........................................     (11,409)      (7,907)
                                                         ---------    ---------
   Total Stockholders' Equity ........................      38,379       41,881
                                                         ---------    ---------
TOTAL ................................................   $  93,132    $ 101,837
                                                         =========    =========


          See accompanying notes to consolidated financial statements.

                        DONNKENNY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                 (In thousands, except share and per share data)
                                   (Unaudited)


                                                                  Three Months Ended
                                                      ----------------------------------------
                                                      March 31, 2000            March 31, 1999
                                                      --------------            --------------
NET SALES .........................................    $    42,395               $    51,051
COST OF SALES .....................................         35,812                    39,002
                                                       -----------               -----------
     Gross profit .................................          6,583                    12,049

OPERATING EXPENSES:
    Selling, general and administrative expenses ..          8,171                     9,010
    Amortization of goodwill and other related
     acquisition costs ............................            348                       348
    Restructuring charge ..........................            500                      --
                                                       -----------               -----------
        Operating income (loss) ...................         (2,436)                    2,691

NTEREST EXPENSE ...................................          1,041                     1,064

                                                       -----------               -----------
        Income (loss)  before income taxes ........         (3,477)                    1,627

INCOME TAXES ......................................             25                       100
                                                       -----------               -----------
      NET INCOME (LOSS) ...........................    $    (3,502)              $     1,527
                                                       ===========               ===========

Basic earnings (loss)  per common share ...........    $     (0.98)              $      0.43
                                                       ===========               ===========

Shares used in the calculation of basic earnings
    per common share ..............................      3,557,400                 3,542,500
                                                       ===========               ===========

Diluted earnings (loss) per common share ..........    $     (0.98)              $      0.42
                                                       ===========               ===========

Shares used in the calculation of diluted earnings
   per common share ...............................      3,557,400                 3,642,500
                                                       ===========               ===========

          See accompanying notes to consolidated financial statements.

                        DONNKENNY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)


                                                                                  Three Months Ended
                                                                           ------------------------------
                                                                           March 31,            March 31,
                                                                             2000                 1999
                                                                           ---------            ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ....................................................    $ (3,502)            $  1,527
Adjustments to reconcile net cash
   (used in) provided by operating activities:
    Depreciation and amortization of fixed assets ....................         201                  205
    Write down of fixed assets .......................................         200                 --
    Amortization of intangibles and other assets .....................         348                  348
    Provision for losses on accounts receivable ......................        --                     18
Changes in assets and liabilities:
        Increase in accounts receivable ..............................      (1,519)             (12,164)
        Decrease in recoverable income taxes .........................         115                  302
        Decrease in inventories ......................................       8,914                  987
        (Increase) decrease in prepaid expenses and
          other current assets .......................................        (225)                  43
        Decrease (increase) in other non-current assets ..............          16                 (366)
        (Decrease) increase in accounts payable ......................      (2,034)               1,014
        Decrease in accrued expenses and
          other current liabilities ..................................        (401)                (212)
                                                                          --------             --------
          Net cash provided by (used in) operating activities ........       2,113               (8,298)
                                                                          --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of fixed assets .........................................        (149)                 (74)
    Proceeds from sale of fixed assets ...............................        --                  1,311
                                                                          --------             --------
          Net cash (used in) provided by investing activities ........        (149)               1,237
                                                                          --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Repayment of long-term debt ..................................        (291)                 (38)
        Net borrowings (repayments) under revolving credit line             (1,791)               6,882
                                                                          --------             --------
         Net cash (used in) provided by financing activities .........      (2,082)               6,844
                                                                          --------             --------

NET DECREASE CASH ....................................................        (118)                (217)
CASH, AT BEGINNING OF PERIOD .........................................         180                  503
                                                                          --------             --------

CASH, AT END OF PERIOD ...............................................    $     62             $    286
                                                                          ========             ========
SUPPLEMENTAL DISCLOSURES

Income taxes paid ....................................................    $     11             $     14
                                                                          ========             ========
Interest paid ........................................................    $    970             $    861
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


                                     III-1

                        DONNKENNY, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                 (In thousands, except share and per share data)
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the Rules of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. The Company believes the disclosures made are adequate to make such financial statements not misleading. The results for the interim periods presented are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company's Report on Form 10-K for the year ended December 31, 1999. Balance sheet data as of December 31, 1999 have been derived from audited financial statements of the Company.

NOTE 2 - INVENTORIES

Inventories consist of the following:

                                   March 31,     December 31,
                                     2000          1999
                                   ---------     ------------
Raw materials .................... $ 1,342         $ 1,548
Work-in-process ..................   1,667           2,742
Finished goods ...................  17,401          25,033
                                   -------         -------
                                   $20,410         $29,323
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

     Borrowings under the Credit Agreement bear interest at the prime rate plus one half percent (9.75% at March 31, 2000). The Credit Agreement provides for advances of (i) up to 90% of eligible accounts receivable plus (ii) up to 60% of eligible inventory plus (iii) up to 60% of the undrawn amount of all outstanding letters of credit plus (iv) allowable overadvances. The term loan requires quarterly payments of $250 plus all accrued and unpaid interest beginning September 30, 1999 through June 30, 2002. The Credit Agreement expires on June 30, 2002.

     Collateral for the Credit Agreement includes a first priority lien on all accounts receivable, machinery, equipment, trademarks, intangibles and inventory, a first mortgage on all real property and a pledge of the Company's stock interest in the Company's operating subsidiaries.

     The Credit Agreement contains several financial and operational covenants, including limitations on additional indebtedness, liens, dividends, stock and capital expenditures.

     Subsequent to June 1999, the Company amended the Credit Agreement. On February 29, 2000, the Company entered into a Third Amendment and Waiver Agreement. The Third Amendment and Waiver waived any existing defaults as of December 31, 1999 and for the End of Month Period for January 2000 with respect to the Company's noncompliance with covenants related to Minimum Interest Coverage, EBITDA and Tangible Net Worth. Pursuant to this amendment, the interest rate on borrowings was increased to 1% above the prime rate effective February 29, 2000 and the Overadvance Amounts for 2000 were amended and restated. Certain covenants were also amended for the respective quarter ends in 2000. A fee of $75,000 was paid on February 29, 2000. On April 13, 2000, the Company entered into a Fourth Amendment and Waiver Agreement to support the Company's 2000 business plan. The Fourth Amendment and Waiver waived any existing defaults as of the End of Month Period for March 2000 with respect to the Company's noncompliance with covenants related to Minimum Interest Coverage, EBITDA and Tangible Net Worth. Pursuant to this amendment, the interest rate on borrowings was increased to 1.5% above the prime rate effective April 13, 2000 and the Overadvance Amounts for 2000 were amended. Certain covenants were also amended for the respective quarter ends in 2000. A fee of $75,000 was paid for the Fourth Amendment and Waiver.

     The Company also has a factoring agreement with CIT. The factoring agreement provides for a factoring commission equal to .45% of gross amount of sales, plus certain customary charges.

     As of March 31, 2000 and 1999, the borrowings under the Credit Agreement amounted to $38.2 million and $38.5 million with an interest rate of 9.75% and 10.25%, respectively. As of March 31, 2000, the term loan amounted to $2.3 million.

     Other debt consists of a secured term loan that was entered into on June 30, 1998 in the amount of $483. As of March 31, 2000 the principal balance of this loan amounted to $216. The interest rate is fixed at 8.75% and the loan requires monthly principal and interest payments of $15 through June 2001. Software, machinery and equipment secure this obligation.

NOTE 4 -  REVERSE STOCK SPLIT

     On February 15, 2000, the Company's Board of Directors adopted a resolution to recommend to the Company's shareholders a one for four reverse stock split as part of an effort to maintain continued listing of the Company's common stock on the NASDAQ National Market.

     The reverse stock split recommendation was approved by the Company's shareholders at a special meeting held on April 18, 2000. The reverse split became effective on April 20, 2000. As a result of the split, each four shares of common stock applicable to shareholders on the effective date of the split were converted into one share of stock. One of the requirements for continued listing on the NASDAQ National Market is the maintenance of a bid price for the Company's shares of $1.00 or higher. During the last quarter of 1999, and during fiscal 2000, the Company's bid price had fallen below $1.00.

     Prior to the split, the Company had 14,229,540 shares outstanding. As a result of the split, the Company has approximately 3,557,385 shares outstanding. Earnings (loss) per share and share amounts have been restated to reflect the reverse split for all periods presented.

     By letter dated May 8, 2000, NASDAQ notified the Company that although the Company had achieved compliance with the listing requirement of a closing bid price of at least $1.00, the Company's market capitalization had fallen below $5,000,000 which was an additional requirement for listing on the NASDAQ National Market. Accordingly, while the Company maintained its listing with NASDAQ, the Company's securities were transferred from the NASDAQ National Market to the NASDAQ Smallcap Market effective with the open of business on May 11, 2000.

NOTE 5 -  RESTRUCTURING CHARGE

     On March 15, 2000 the Company announced that it will be closing all of its domestic manufacturing plants. These facilities are located in Floyd and Independence, Virginia. During the quarter ended March 31, 2000, the Company recorded a restructuring charge of $0.5 million which included the following: i) $0.3 million related to the cost of providing severance payments to approximately 200 employees terminated as a result of the facility closures. As of March 31, 2000, the $0.3 million was included in accrued expenses; ii) $0.2 million to write down property, plant and equipment. The plant closings are planned to be completed by the end of May 2000.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

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

         On October 7, 1999, the Company entered into a stipulation of settlement (the "Settlement") with the class action plaintiffs. In consideration for the discontinuance of the lawsuit with prejudice, the Company agreed to pay $10.0 million, of which $5.0 million is the Company's share and the balance is payable by the Company's insurers; issue 3 million shares of the Company's common stock (which when issued will be 750,000 shares as a result of the reverse split), and to pursue litigation against two of the Company's insurers to recover under its excess insurers' policies. The Settlement is subject to class notification, the entry of a final judgement, and exhaustion of all appeals and reviews. A settlement hearing on the proposed settlement was held on March 31, 2000 and the court orally approved the settlement. A written order is expected to be signed in due course. In 1999, the Company recorded a charge of $5.9 million, which represented the cost of the Settlement. The Company had funded its required cash contribution to the settlement as of March 31, 2000; except for the cost of the litigation with two of the Company's insurers, which are not expected to be material.

     b. On April 27, 1998, an action was commenced against the Company in the United States District Court for the Western District of Virginia by Wanda King, a former employee of the Company. In her complaint, the Plaintiff claimed that she was constructively discharged by reason of the fact that she resigned from her position rather than follow alleged improper and illegal instructions from her supervisors and superiors. The Company has denied the allegations contained in the complaint. On July 26, 1999, the District Court dismissed the complaint on the grounds that it failed to plead a legally recognizable case against the Company. On August 30, 1999 the Plaintiff filed an amended complaint alleging additional actions on the part of the Company and former employees and seeking damages against the Company in excess of $8.0 million. On February 1, 2000, the District Court ruled that the allegations in the amended Complaint, if true, state claims against the Company. The Company has interposed an answer to the Complaint denying the material allegations.

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

                        DONNKENNY, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

COMPARISON OF QUARTERS ENDED MARCH 31, 2000 AND 1999
----------------------------------------------------

     Net sales decreased by $8.7 million, or 16.9% from $51.1 million in the first quarter of 1999 to $42.4 million in the first quarter 2000. The decline in the Company's net sales was primarily due to decreases in the Donnkenny Label of $3.7 million (primarily due to the planned exit of the coordinate business), the Victoria Jones label of $5.0 million (of which $2.0 million is due to the discontinuation of a one time program from 1999 with one major customer), and the Casey & Max label of $1.7 million. The decreases were partially offset by increases in the Pierre Cardin label of $1.7 million.

     Gross profit for the first quarter of 2000 was $6.6 million, or 15.5% of net sales, compared to $12.0 million, or 23.6% of net sales, during the first quarter of 1999. The decrease in gross profit in dollars and as a percentage of net sales was primarily attributable to the Company's reduced sales levels, idle domestic plant capacity costs, sell off of non-current inventory and higher transportation costs from imports.

     Selling, general and administrative expenses decreased from $9.0 million in the first quarter of 1999 to $8.2 million in the first quarter of 2000. The decrease in selling, general and administrative expenses was primarily due to reductions in headcount. These reductions were partially offset by start up costs of approximately $0.5 million for a new label.

     During the quarter ended March 31, 2000, the Company recorded a restructuring charge of $0.5 million which included the following: i) $0.3 million related to the cost of providing severance payments to approximately 200 employees terminated as a result of the facility closures. As of March 31, 2000, the $0.3 million was included in accrued expenses; ii) $0.2 million to write down property, plant and equipment. The plant closings are planned to be completed by the end of May 2000.

     Net interest expense decreased from $1.1 million during the first quarter of 1999 to $1.0 million during the first quarter of 2000. The decrease is primarily the result of $0.3 million of financing charges amortized in the first quarter of 1999 compared to $0.1 million in the first quarter of 2000.

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

     Borrowings under the Credit Agreement bear interest at the prime rate plus one half percent (9.75% at March 31, 2000). The Credit Agreement provides for advances of (i) up to 90% of eligible accounts receivable plus (ii) up to 60% of eligible inventory plus (iii) up to 60% of the undrawn amount of all outstanding letters of credit plus (iv) allowable overadvances. The term loan requires quarterly payments of $250 plus all accrued and unpaid interest beginning September 30, 1999 through June 30, 2002. The Credit Agreement expires on June 30, 2002.

     Collateral for the Credit Agreement includes a first priority lien on all accounts receivable, machinery, equipment, trademarks, intangibles and inventory, a first mortgage on all real property and a pledge of the Company's stock interest in the Company's operating subsidiaries, Donnkenny Apparel, Inc. and Beldoch Industries Corporation.

     The Credit Agreement contains numerous financial and operational covenants, including limitations on additional indebtedness, liens, dividends, stock repurchases and capital expenditures.

     Subsequent to June 1999, the Company amended the Credit Agreement. On February 29, 2000, the Company entered into a Third Amendment and Waiver Agreement. The Third Amendment and Waiver waived any existing defaults as of December 31, 1999 and for the End of Month Period for January 2000 with respect to the Company's noncompliance with covenants related to Minimum Interest Coverage, EBITDA and Tangible Net Worth. Pursuant to this amendment, the interest rate on borrowings was increased to 1% above the prime rate effective February 29, 2000 and the Overadvance Amounts for 2000 were amended and restated. Certain covenants were also amended for the respective quarter ends in 2000. A fee of $75,000 was paid on February 29, 2000. On April 13, 2000, the Company entered into a Fourth Amendment and Waiver Agreement to support the Company's 2000 business plan. The Fourth Amendment and Waiver waived any existing defaults as of the End of Month Period for March 2000 with respect to the Company's noncompliance with covenants related to Minimum Interest Coverage, EBITDA and Tangible Net Worth. Pursuant to this amendment, the interest rate on borrowings was increased to 1.5% above the prime rate effective April 13, 2000 and the Overadvance Amounts for 2000 were amended. Certain covenants were also amended for the respective quarter ends in 2000. A fee of $75,000 was paid for the Fourth Amendment and Waiver.

     The Company also has a factoring agreement with CIT. The factoring agreement provides for a factoring commission equal to .45% of gross amount of sales, plus certain customary charges.

     As of March 31, 2000, borrowings under the Credit Agreement amounted to $38.2 million compared to $38.5 million as of March 31, 1999. As of March 31, 2000, the term loan amounted to $2.3 million.

     During the first quarter of 2000, the Company's operating activities provided cash principally as a result of decreases in inventory offset by increases in accounts receivable and decreases in accounts payable. During the first quarter of 1999, the Company's operating activities used cash principally as a result of increases in accounts receivable partially offset by decreases in inventory and increases in accounts payable. Cash used in investing activities in the first quarter of 2000 amounted to $0.1 million primarily relating to the upgrades in the Company's computer systems. Cash provided by investing activities in the first quarter of 1999 amounted to $1.2 million, primarily as the result of the sale of a closed Virginia manufacturing facility ($1.1 million) and a manufacturing unit in New York ($0.2 million) partially offset by $0.1 million relating to the upgrades in the Company's computer systems.

     The company believes that cash flows from operations and amounts available under the Credit Agreement will be sufficient for its needs in the foreseeable future.

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

RESTRUCTURING CHARGE

     On March 15, 2000 the Company announced that it will be closing all of its domestic manufacturing plants. These facilities are located in Floyd and Independence, Virginia. The Company has provided a restructuring charge of approximately $0.5 million for employee severance payments and, the write down of property, plant and equipment. The plant closings are planned to be completed by the end of May 2000.

REVERSE STOCK SPLIT

     On February 15, 2000, the Company's Board of Directors adopted a resolution to recommend to the Company's shareholders a one for four reverse stock split as part of an effort to maintain continued listing of the Company's common stock on the NASDAQ National Market. One of the requirements for continued listing on the NASDAQ National Market is the maintenance of a bid price for the Company's shares of $1.00 or higher. During the last quarter of 1999, and during fiscal 2000, the Company's bid price had fallen below $1.00.

     The reverse stock split recommendation was approved by the Company's shareholders at a special shareholders meeting held on April 18, 2000. The reverse split became effective on April 20, 2000. As a result of the reverse split, each four shares of common stock on April 20, 2000 was converted into one share of common stock.

     By letter dated May 8, 2000, NASDAQ notified the Company that although the Company had achieved compliance with the listing requirement of a closing bid price of at least $1.00, the Company's market capitalization had fallen below $5,000,000 which was an additional requirement for listing on the National Market. Accordingly, while the Company maintained its listing with NASDAQ, the Company's securities were transferred from the NASDAQ National Market to the NASDAQ Smallcap Market effective with the open of business on May 11, 2000.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes standards for the accounting and reporting for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137 which deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company has determined that this statement will not have a significant impact on its financial statements or disclosures, as it does not engage in derivative or hedging transactions.

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

         On October 7, 1999, the Company entered into a stipulation of settlement (the "Settlement") with the class action plaintiffs. In consideration for the discontinuance of the lawsuit with prejudice, the Company agreed to pay $10.0 million, of which $5.0 million is the Company's share and the balance is payable by the Company's insurers; issue 3 million shares of the Company's common stock (which when issued will be 750,000 shares as a result of the reverse split), and to pursue litigation against two of the Company's insurers to recover under its excess insurers' policies. The Settlement is subject to class notification, the entry of a final judgement, and exhaustion of all appeals and reviews. A settlement hearing on the proposed settlement was held on March 31, 2000 and the court orally approved the settlement. A written order is expected to be signed in due course. In 1999, the Company recorded a charge of $5.9 million, which represented the cost of the Settlement. The Company had funded its required cash contribution to the settlement as of March 31, 2000; except for the cost of the litigation with two of the Company's insurers, which are not expected to be material.

         b. On April 27, 1998, an action was commenced against the Company in the United States District Court for the Western District of Virginia by Wanda King, a former employee of the Company. In her complaint, the Plaintiff claimed that she was constructively discharged by reason of the fact that she resigned from her position rather than follow alleged improper and illegal instructions from her supervisors and superiors. The Company has denied the allegations contained in the complaint. On July 26, 1999, the District Court dismissed the complaint on the grounds that it failed to plead a legally recognizable case against the Company. On August 30, 1999, the Plaintiff filed an amended Complaint alleging additional actions on the part of the Company and former employees and seeking damages against the Company in excess of $8.0 million. On February 1, 2000, the District Court ruled that the allegations in the amended Complaint, if true, state claims against the Company. The Company has interposed an answer to the Complaint denying the material allegations.

ITEM 2.  Changes in Securities and use of proceeds

         See Item 4 below

ITEM 3.  Not Applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders

         A Special Meeting of Shareholders of the Company was held on April 18, 2000. The first item of business before the Meeting was a proposal to reverse split the outstanding shares of the Company's Common Stock on a one-for-four basis so that the 14,229,540 shares of the Company's Common Stock outstanding prior to the reverse split would become approximately 3,557,385 shares of the Company's Common Stock following the reverse split; all fractional shares being rounded up to the next nearest whole share.

         The vote on this proposal was as follows:

            For             Against         Abstain
            ---             -------         -------
         10,930,944         549,542          20,040

         The second item of business was to amend the Company's Certificate of Incorporation to: (i) reduce the number of authorized shares of the Company's Common Stock from 20,000,000 to 10,000,000 shares; and (ii) affect the reverse split of the outstanding shares of the Company's Common Stock outstanding prior to the reverse split to become approximately 3,557,385 shares of the Company's Common Stock following the reverse split; all fractional shares being rounded up to the nearest whole share.

         The vote on this proposal was as follows:

            For             Against         Abstain
            ---             -------         -------
         10,956,864         515,147          28,515

ITEM 5.  Other Information

         On March 28, 2000, Harry A. Katz was elected to the Board of Directors of the Company to fill a vacancy on the Board.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         The following documents are filed as part of this report:

         Exhibit No.     Description of Exhibit
         -----------     ----------------------
             27          Financial Data Schedule

(b)      Reports on Form 8-K

         The Company filed no reports on Form 8-K during the first quarter ended March 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 Donnkenny, Inc.
                                                 Registrant

Date:  May 12, 2000                              /s/ Daniel H. Levy
                                                 -----------------------------
                                                 Daniel H. Levy
                                                 Chairman of the Board,
                                                 Chief Executive Officer


Date:  May 12, 2000                              /s/ Beverly Eichel
                                                 -----------------------------
                                                 Beverly Eichel
                                                 Executive Vice President
                                                 and Chief Financial Officer,
                                                 (Principal Financial Officer)