Form 10-Q
period 2000-06-30
DONNKENNY INC
filed 2000-08-14
CIK 29693

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000
                                                 -------------

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

               For the transition period from         to
                                             --------   ----------

                         Commission file number 0-21940

                                 Donnkenny, Inc.
                                ---------------
               (Exact name of registrant as specified in its charter)

                      Delaware                 51-0228891
                      --------                 ----------
               (State or jurisdiction of       (I R.S. Employer
           incorporation or organization)      Identification No.)

                          1411 Broadway, New York, NY 10018
                          ---------------------------------
                 (Address of principal executive offices) (Zip Code)

          Registrant's telephone number, including area code (212) 790-3900
                                                             --------------

                                 NOT APPLICABLE
                                 --------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter
  period that the registrant was required to file such reports), Yes X No   and
  (2) has been the subject to such filing requirements for the past 90 days.
  Yes   X No.

           Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

      Common Stock $0.01 par value                   3,617,417
      ----------------------------     -------------------------------
               (Class)                 (Outstanding at August 9, 2000)

                           DONNKENNY, INC AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (FORM 10-Q)

  PART I - FINANCIAL INFORMATION                                           Page
                                                                           ----

  Consolidated financial statements:

          Independent Accountants' Report

          Balance sheets as of June 30, 2000 (unaudited) and
          December 31, 1999 ..........................................      I-1

          Statements of operations for the three and six months ended
          June 30, 2000 and 1999 (unaudited) .........................     II-1

          Statements of cash flows for the three and six months ended
          June 30, 2000 and 1999 (unaudited) .........................    III-1

          Notes to Consolidated Financial Statements (unaudited) .....   IV-1-4

          Management's Discussion and Analysis of Financial Condition
          and Results of Operations ..................................    V-1-4

  PART II - OTHER INFORMATION
          Legal Proceedings and Other Information ....................   VI-1-2
          Exhibits and Reports on Form 8-K ...........................     VI-3
          Signatures .................................................     VI-4

                           INDEPENDENT ACCOUNTANTS' REPORT

  To the Board of Directors and Stockholders of Donnkenny, Inc.

  We have reviewed the accompanying consolidated balance sheet of Donnkenny, Inc. and subsidiaries as of June 30, 2000, and the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2000 and 1999 and cash flows for the six-month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

  DELOITTE & TOUCHE LLP
  New York, New York
  August 9, 2000

                         DONNKENNY, INC AND SUBSIDIARIES
                           Consolidated Balance Sheets
                      (In thousands, except per share data)


                                                                        June 30,                December 31,
                                                                          2000                     1999
                                                                    -----------------        -----------------

                                                                       (Unaudited)
  CURRENT ASSETS

       Cash ......................................................   $        45             $        180
       Accounts receivable - net of allowances of
       $413 and $382, respectively ...............................        21,871                   30,022
       Recoverable income taxes                                              189                      304
       Inventories ...............................................        21,864                   29,323
       Deferred tax assets .......................................         2,178                    2,865
       Prepaid expenses and other current assets .................         1,099                      636
       Assets held for sale ......................................           358                      456
                                                                     -----------               ----------
       Total current assets ......................................        47,599                   63,786
  PROPERTY, PLANT AND EQUIPMENT, NET .............................         5,518                    5,981
  OTHER ASSETS ...................................................           513                      546
  INTANGIBLE ASSETS ..............................................        30,829                   31,524
                                                                     -----------               ----------

  TOTAL .........................................................    $    84,459               $  101,837
                                                                     ===========               ==========
  LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES:

         Current portion of long-term debt ......................    $     1,175               $    1,168
         Accounts payable .......................................         10,174                   10,351

         Accrued expenses and other current liabilities .........          1,634                    3,965
                                                                     -----------               ----------

            Total current liabilities ...........................         12,983                   15,484
                                                                     -----------               ----------
  LONG-TERM DEBT ................................................          32453                   41,607
  DEFERRED TAX LIABILITIES ......................................          2,178                    2,865

  COMMITMENTS AND CONTINGENCIES

  STOCKHOLDERS' EQUITY:

      Preferred stock $.O1 par value; authorized 500
        shares , issued none ....................................              _                        -
      Common stock, $.O1 par value. Authorized 10,000
        shares, issued and outstanding 3,617 and 3,557 shares
       in 2000 and 1999, respectively                                         36                       36
      Additional paid-in capital ................................         48,582                   47,877
      Issuable shares for litigation settlement .................          1,875                    1,875
      Deficit                                                            (13,648)                  (7,907)
                                                                      ----------               ----------
     Total Stockholders' Equity .................................         36,845                   41,881
                                                                      ----------               ----------
  TOTAL..........................................................    $    84,459              $   101,837
                                                                     ===========               ==========

              See accompanying notes to consolidated financial statements

                         DONNKENNY, INC AND SUBSIDIARIES
                      Consolidated Statements of Operations

                 (In thousands, except share and per share data)
                                   (Unaudited)


                                                            Three Months Ended                 Six Months Ended
                                                    ---------------------------------  --------------------------------
                                                     June 30, 2000     June 30, 1999    June 30, 2000    June 30, 1999
                                                    ---------------   ---------------  ---------------  ---------------
NET SALES .........................................   $   27,733         $   34,708       $   70,127      $   85,759

COST OF SALES .....................................       22,262             27,898           58,073          66,900
                                                      ----------         ----------       -----------     ----------

  Gross profit ....................................        5,471              6,810           12,054          18,859

OPERATING EXPENSES:
  Selling, general and administrative expenses ....        6,224              7,667           14,395          16,940
  Provision for settlement of litigation ..........            -              6,394                -           6,394
  Amortization of goodwill and other related
   acquisition costs ..............................          347                347              695             695
  Restructuring charge ............................                               -              500               -
                                                      ----------         ----------       -----------     ----------

       Operating loss .............................       (1,100)            (7,598)          (3,536)         (5,170)

INTEREST EXPENSE ..................................        1,081              1,298            2,122           2,098
                                                      ----------         ----------       -----------     ----------
       Loss before income taxes ...................       (2,181)            (8,896)          (5,658)         (7,268)

INCOME TAXES (BENEFIT) ............................           58                (83)              83              17
                                                      ----------         ----------       -----------     ----------
       NET LOSS ...................................   $   (2,239)        $   (8,813)      $    (5,741)    $   (7,285)
                                                      ==========         ==========       ===========     ==========
  Basic earnings (loss) per common share ..........   $    (0.62)        $    (2.48)      $     (1.60)    $    (2.05)
                                                      ==========         ==========       ===========     ==========
  Shares used in the calculation of basic (loss)
     per common share .............................    3,616,098          3,550,475        3,586,758       3,546,450
                                                      ==========         ==========       ===========     ==========
  Diluted earnings (loss) per common share            $    (0.62)        $   (2.48)       $    (1.60)     $    (2.05)
                                                      ==========         ==========       ===========     ==========
  Shares used in the calculation of diluted (loss)
     per common share .............................    3,616,098          3,550,475        3,586,758       3,546,450
                                                      ==========         ==========       ===========     ==========

              See accompanying notes to consolidated financial statements

                        DONNKENNY, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                 (In thousands)
                                  (Unaudited)

                                                                      -------------------------------
                                                                        June 30,            June 30,
                                                                          2000                1999
                                                                      -------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .....................................................          $  (5,741)           $ (7,285)
Adjustments to reconcile net cash provided by
  operating activities:

     Provision for shares issuable on settlement of litigation ...              -               2,394
     Depreciation and amortization of fixed assets ...............            399                 405
     Write down of fixed assets ..................................            200                   -
     Net loss on disposal of fixed assets ........................              -                   5
     Amortization of intangibles and other assets ................            695                 695
     Provision for losses on accounts receivable .................             10                  17
Changes in assets and liabilities:
     Decrease in accounts receivable .............................          8,140               5,334
     Decrease in recoverable income taxes ........................            115                 338
     Decrease (increase) in inventories ..........................          7,459                (387)
     (Increase) decrease in prepaid expenses and
     other current assets ........................................           (459)                 84
     Decrease in other non-current assets ........................             33               2,135
     (Decrease) increase in accounts payable .....................           (177)                798
     Decrease in accrued expenses and
     other current liabilities ...................................         (1,626)               (877)
                                                                       ----------           ---------
          Net cash provided by operating activities ..............          9,048               3,656
                                                                       ----------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of fixed assets ...............................                (218)               (243)
     Proceeds from sale of fixed assets .....................                 181               1,320
                                                                       ----------           ---------
Net cash (used in) provided by investing activities .........                 (37)              1,077
                                                                       ----------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings (repayment) of long-term debt ...........                (582)              2,924
     Net repayments under revolving credit line .............              (8,564)             (7,803)
                                                                       ----------           ---------
     Net cash used in financing activities ..................              (9,146)             (4,879)
                                                                       ----------           ---------
NET DECREASE IN CASH ........................................                (135)               (146)
CASH, AT BEGINNING OF PERIOD ................................                 180                 503
                                                                       ----------           ---------
CASH, AT END OF PERIOD ......................................           $     45             $    357
                                                                        =========            ========
SUPPLEMENTAL DISCLOSURES
Income taxes paid ...........................................           $     23             $     31
                                                                        =========            ========
Interest paid ...............................................           $  1,953             $  1,666
                                                                        =========            ========

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES

Issuance of common stock.....................................           $    705             $    176
                                                                        ========             ========

          See accompanying notes to consolidated financial statements.


                                      III-1

                          DONNKENNY, INC. AND SUBSIDIARIES
                     Notes to Consolidated Financial Statements
                                   (Unaudited)

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

  NOTE 2 - INVENTORIES

  Inventories consist of the following:


                                                               June 30,               December 31,
                                                                2000                      1999
                                                                ----                      ----
                                                                        (In thousands)


  Raw materials ............................................   $   1,477                $   1,548
  Work-in-process .........................................        1,547                    2,742
  Finished goods ...........................................      18,840                   25,033
                                                                --------                 --------
                                                                $ 21,864                 $ 29,323

  NOTE 3 - DEBT

           On June 29, 1999, the Company and its operating subsidiaries signed a three year credit agreement (the "Credit Agreement") with CIT Group/Commercial Services. The Credit Agreement provides the Company with a $75 million facility comprised of a $72 million revolver with sublimits up to $52 million for direct borrowings, $35 million for letters of credit, certain overadvances and a $3 million term loan.

           Borrowings under the Credit Agreement originally bore interest at the prime rate plus one half percent. The Credit Agreement provides for advances of (i) up to 90% of eligible accounts receivable plus (ii) up to 60% of eligible inventory plus (iii) up to 60% of the undrawn amount of all outstanding letters of credit plus (iv) allowable overadvances. The term loan requires quarterly payments of $0.25 million plus all accrued and unpaid interest beginning September 30, 1999 through June 30, 2002. The Credit Agreement expires on June 30, 2002.

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

           Subsequent to June 1999, the Company amended the Credit Agreement. On February 29, 2000, the Company entered into a Third Amendment and Waiver Agreement. The Third Amendment and Waiver waived any existing defaults as of December 31, 1999 and for the End of Month Period for January 2000 with respect to the Company's noncompliance with covenants related to Minimum Interest Coverage, EBITDA and Tangible Net Worth. Pursuant to this amendment, the interest rate on borrowings was increased to 1% above the prime rate effective February 29, 2000 and the Overadvance Amounts for 2000 were amended and restated. Certain covenants were also amended for the respective quarter ends in 2000. A fee of $75,000 was paid on February 29, 2000. On April 13, 2000, the Company entered into a Fourth Amendment and Waiver Agreement to support the Company's 2000 business plan for the remainder of the year. The Fourth Amendment and Waiver waived any existing defaults as of the End of Month Period for March 2000 with respect to the Company's noncompliance with covenants related to Minimum Interest Coverage, EBITDA and Tangible Net Worth. Pursuant to this amendment, the interest rate on borrowings was increased to 1.5% above the prime rate effective April 13, 2000 and the Overadvance Amounts for 2000 were amended. Certain covenants were also amended for the respective quarter ends in 2000. A fee of $75,000 was paid for the Fourth Amendment and Waiver.

           The Company also has a factoring agreement with CIT. The factoring agreement provides for a factoring commission equal to 0.45% of gross amount of sales, plus certain customary charges.

           As of June 30, 2000 and 1999, the borrowings under the Credit Agreement amounted to $31.5 million and $23.8 million with an interest rate of 11.0% and 8.25%, respectively. As of June 30, 2000, the term loan amounted to $2.0 million.

           Other debt consists of a secured term loan that was entered into on June 30, 1998 in the amount of $0.483 million. As of June 30, 2000 the principal balance of this loan amounted to $0.175 million. The interest rate is fixed at 8.75% and the loan requires monthly principal and interest payments of $0.015 million through June 2001. Software, machinery and equipment secure this obligation.

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

           Prior to the split, the Company had 14,229,540 shares outstanding. As a result of the split, the Company had approximately 3,557,385 shares outstanding. Earnings (loss) per share and share amounts have been restated to reflect the reverse split for all periods presented.

           By letter dated May 8, 2000, NASDAQ notified the Company that although the Company had achieved compliance with the listing requirement of a closing bid price of at least $1.00, the Company's market capitalization had fallen below $5.0 million which was an additional requirement for listing on the NASDAQ National Market. Accordingly, while the Company maintained its listing with NASDAQ, the Company's securities were transferred from the NASDAQ National Market to the NASDAQ Smallcap Market effective with the open of business on May 11, 2000.

           By letter dated July 18, 2000, NASDAQ notified the company that the Company's stock had failed to maintain the $1.00 minimum bid price over the last 30 consecutive trading days. Accordingly, the Company has been given 90 days (until October 16, 2000) to regain compliance. If the Company cannot demonstrate compliance for a minimum of 10 consecutive days on or before the October 16th deadline, the Company's common stock will be delisted on October 18, 2000.

  NOTE 5 - RESTRUCTURING CHARGE

           On March 15, 2000 the Company announced that it will be closing all of its domestic manufacturing plants. These facilities are located in Floyd and Independence, Virginia. During the first quarter ended March 31, 2000, the Company recorded a restructuring charge of $0.5 million which included the following: (i) $0.2 million to write down property, plant and equipment; and
  (ii) $0.3 million related to the cost of providing severance payments to approximately 200 employees terminated as a result of the facility closures. As of June 30, 2000, the $0.3 million has been paid out to the employees. The plant closings were completed by the end of May 2000. The Company has put these facilities up for sale as of June 2000.

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

              On October 7, 1999, the Company entered into a stipulation of settlement (the "Settlement") with the class action plaintiffs. In consideration for the discontinuance of the lawsuit with prejudice, the Company agreed to pay $10.0 million, of which $5.0 million is the Company's share and the balance is payable by the Company's insurers; issue 3 million shares of the Company's common stock (which when issued will be 750,000 shares as a result of the reverse split), and to pursue litigation against two of the Company's insurers to recover under its excess insurers' policies. A Settlement hearing was held by the District Court and an order approving the settlement was signed on July 12, 2000. In 1999, the Company recorded a charge of $5.9 million, which represented the cost of the Settlement. The Company had funded its required cash contribution to the settlement as of March 31, 2000; except for the cost of the litigation with two of the Company's insurers, which is not expected to be material.

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

           c. The Company was a party to legal proceedings arising in the ordinary course of its business involving a claim by a former supplier of the Company. On July 1, 2000, a settlement of $220,000 was reached with the Plaintiff in that proceeding. The settlement requires two lump sum payments of $62,500 and $27,500 in July and August, respectively. Beginning September 1, 2000 the remaining balance will be paid in equal monthly installments until September 1, 2001.

  NOTE 7 - SUBSEQUENT EVENT

              On July 1, 2000 the Company acquired certain assets of Ann Travis Inc. ("Ann Travis") for $1.15 million. Assets acquired included certain merchandise inventory, the ANN TRAVIS and DECADE DESIGNS trademarks and the license rights for sales of womens' apparel under the DELTA BURKE trademark. Ann Travis designed, imported, and marketed women's sportswear. The purchase was funded by CIT under a new $1.3 million term loan which requires principal payment in equal installments over three years commencing January 1, 2001. The new loan bears interest at the prime rate plus one and one-half percent (11% at June 30, 2000). The acquisition will be accounted for as a purchase.

                        DONNKENNY, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                           -------------------------

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2000 AND 1999

         Net sales decreased by $15.7 million, or 18.3% from $85.8 million in the first half of 1999 to $70.1 million in the first half of 2000. The decline in the Company's net sales was essentially due to decreases in the Donnkenny Label of $7.6 million (primarily due to the planned exit of the coordinate business), the Victoria Jones label of $8.1 million, and the Casey & Max label of $0.8 million. The decreases were partially offset by increases in the Pierre Cardin label of $0.8 million.

         Gross profit for the first half of 2000 was $12.1 million, or 17.2% of net sales, compared to $18.9 million, or 22.0% of net sales, during the first half of 1999. The decrease in gross profit in dollars and as a percentage of net sales was essentially attributable to the Company's idle domestic plant capacity, which has now been shut down. Additionally, the decrease in gross profit came from reduced sales levels and sell off of non-current inventory.

          Selling, general and administrative expenses decreased from $16.9 million in the first half of 1999 to $14.4 million in the first half of 2000. The decrease in selling, general and administrative expenses was primarily due to reductions in headcount. These reductions were partially offset by start up costs of approximately $0.9 million for a new label.

         In the second quarter of 1999, the Company recorded a charge of $6.4 million to reflect the terms of a settlement for the Consolidated Class Action lawsuit that were agreed to in principle by the attorneys for the plaintiffs (see note 6 to the financial statements for further description). The terms of settlement involves a cash payment and the issuance of shares of the Company's common stock.

         On March 15, 2000, the Company announced that it will be closing all of its domestic manufacturing plants. These facilities are located in Floyd and Independence, Virginia. During the first quarter ended March 31, 2000, the Company recorded a restructuring charge of $0.5 million which included the following: (i) $0.3 million related to the cost of providing severance payments to approximately 200 employees terminated as a result of the facility closures. As of June 30, 2000, the $0.3 million has been paid out to the employees. (ii) $0.2 million to write down property, plant and equipment. The plant closings were completed by the end of May 2000. The Company has put these facilities up for sale as of June 2000.

         Net interest expense was $2.1 million during the first half of 1999 and 2000.

  COMPARISON OF QUARTERS ENDED JUNE 30, 2000 AND 1999

           Net sales decreased by $7.0 million, or 20.2% from $34.7 million in the second quarter of 1999 to $27.7 million in the second quarter of 2000. The decline in the Company's net sales was primarily due to decreases in the Donnkenny Label of $3.9 million (primarily due to the planned exit of the coordinate business), the Victoria Jones label of $3.1 million, and the Pierre Cardin label of $0.9 million. The decreases were partially offset by increases in the Casey & Max label of $0.9 million.

           Gross profit for the second quarter of 2000 was $5.5 million, or 19.7% of net sales, compared to $6.8 million, or 19.6% of net sales, during the second quarter of 1999. The decrease in gross profit dollars was primarily attributable to the Company's idle domestic plant capacity, which has now been shut down. Additionally, the decrease in gross profit came from reduced sales levels, and sell off of non-current inventory.

           Selling, general and administrative expenses decreased from $7.7 million in the second quarter of 1999 to $6.2 million in the second quarter of 2000. The decrease in selling, general and administrative expenses was primarily due to reductions in headcount. These reductions were partially offset by start up costs of approximately $0.4 million for a new label.

           In the second quarter of 1999, the Company recorded a charge of $6.4 million to reflect the terms of a settlement for the Consolidated Class Action lawsuit that were agreed to in principle by the attorneys for the plaintiffs (see note 6 to the financial statements for further description). The terms of settlement involves a cash payment and the issuance of shares of the Company's common stock.

           Operating loss was $1.1 million for the second quarter of 2000 as compared to $7.6 million (inclusive of the $6.4 million reserve for the settlement of the consolidated Class Action) for the second quarter of 1999.

           Net interest expense decreased from $1.3 million during the second quarter of 1999 to $1.1 million during the second quarter of 2000. The decrease is primarily the result of $0.2 million of financing charges amortized in the second quarter of 1999 compared to $0.1 million in the second quarter of 2000.

  LIQUIDITY AND CAPITAL RESOURCES

           The Company's liquidity requirements arise from the funding of working capital needs, primarily accounts receivable and the interest and principal payments related to certain indebtedness. The Company's borrowing requirements for working capital fluctuate throughout the year.

           On June 29, 1999, the Company and its operating subsidiaries signed a three year credit agreement (the "Credit Agreement") with CIT Group/Commercial Services. THE CREDIT AGREEMENT PROVIDES the COMPANY with a $75 million facility comprised of a $72 million revolver with sublimits up to $52 million for direct borrowings, $35 million for letters of credit, certain overadvances and a $3 million term loan.

           Borrowings under the Credit Agreement originally bore interest at the prime rate plus one half percent. The Credit Agreement provides for advances of (i) up to 90% of eligible accounts receivable plus (ii) up to 60$ of eligible inventory plus (iii) up to 60% of the undrawn amount of all outstanding letters of credit plus (iv) allowable overadvances. The term loan requires quarterly payments of $0.25 million plus all accrued and unpaid interest beginning September 30, 1999 through June 30, 2002. The Credit Agreement expires on June 30, 2002.

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

           The Company also has a factoring agreement with CIT. The factoring agreement provides for a factoring commission equal to 0.45 of gross amount of sales, plus certain customary charges.

          As of June 30, 2000 and 1999, borrowings under the Credit Agreement amounted to $31.5 million compared to $23.8 million with an interest rate of 11.0% and 8.25%, respectively. As of June 30, 2000, the term loan amounted to $2.0 million.

          During the first half of 2000, the Company's operating activities provided cash principally as a result of decreases in inventory and accounts receivable offset by decreases in accounts payable and accrued expenses. During the first half of 1999, the Company's operating activities provided cash principally as a result of decreases in accounts receivable and increases in accounts payable partially offset by increases in inventory and decreases in accrued expenses. Cash used in investing activities in the first half of 2000 amounted to $0.04 million primarily as the result of capital purchases relating to the upgrades of the company's computer systems ($0.22 million) partially offset by the sale of machinery from the closed Virginia manufacturing facilities ($0.18 million). Cash provided by investing activities in the first half of 1999 amounted to $1.1 million primarily as the result of the sale of a closed Virginia manufacturing facility ($1.1 million) and a manufacturing unit in New York ($0.2 million) partially offset by $0.2 million for capital purchases relating to the upgrades in the company's computer systems.

           The Company believes that cash flows from operations and amounts available under the credit agreement will be sufficient for its operating needs in the foreseeable future.

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

              The reverse stock spilt recommendation was approved by the Company's shareholders at a special shareholders meeting held on April 18, 2000. The reverse spilt became effective on April 20, 2000. As a result of the reverse spilt, each four shares of common stock on April 20, 2000 was converted into one share of common stock.

           Prior to the split, the Company had 14,229,540 shares outstanding. As a result of the split, the Company had approximately 3,557,385 shares outstanding. Earnings (loss) per share and share amounts have been restated to reflect the reverse split for all periods presented.

           By letter dated May 8, 2000, NASDAQ notified the Company that although the Company had achieved compliance with the listing requirement of a closing bid price of at least $1.00, the Company's market capitalization had fallen below $5 million which was an additional requirement for listing on the National Market. Accordingly, while the Company maintained its listing with NASDAQ, the Company's securities were transferred from the NASDAQ National Market to the NASDAQ Smallcap Market effective with the open of business on May 11, 2000.

           By letter dated July 18, 2000, NASDAQ notified the company that the Company's stock had failed to maintain the $1.00 minimum bid price over the last 30 consecutive trading days. Accordingly, the Company has been given 90 days (until October 16, 2000) to regain compliance. If the Company cannot demonstrate compliance for a minimum of 10 consecutive days on or before the October 16th deadline, the Company's common stock will be delisted on October 18, 2000.

  ANN TRAVIS ACQUISITION

           On July 1, 2000 the Company acquired certain assets of Ann Travis Inc. ("Ann Travis") for $1.15 million. Assets acquired included certain merchandise inventory, the ANN TRAVIS and DECADE DESIGNS trademarks and the license rights for sales of womens' apparel under the DELTA BURKE trademark. Ann Travis designed, imported, and marketed women's sportswear. The purchase was funded by CIT under a new $1.3 million term loan which requires principal payment in equal installments over three years commencing January 1, 2001. The new term loan bears interest at the prime rate plus one and one-half percent (11% at June 30, 2000). The acquisition will be accounted for as a purchase.

  RECENT ACCOUNTING PRONOUNCEMENTS

           In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." This statement addresses a limited number of issues causing implementation difficulties for entities applying SPAS No. 133. SPAS No. 133 requires that an entity recognize all derivative instruments as either assets or liabilities in the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specially designated as (i) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (ii) a hedge of the exposure to variable cash flows of a forecasted transaction, or (iii) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company has determined that this statement will not have a significant impact on its financial statements or disclosures, as it does not engage in derivative or hedging transactions.

           In December 1999, the securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". This bulletin summarizes certain of the SEC Staff's view in applying generally accepted accounting principals to revenue recognition in financial statements. This bulletin, through its subsequent revised releases SAB No. lOlA and No. lO1B, is effective for registrants no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company does not expect the implementation of this bulletin to have a significant impact on the results of operations or equity of the Company.

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

           On October 7, 1999, the Company entered into a stipulation of settlement (the "Settlement") with the class action plaintiffs. In consideration for the discontinuance of the lawsuit with prejudice, the Company agreed to pay $10.0 million, of which $5.0 million is the Company's share and the balance is payable by the Company's insurers; issue 3 million shares of the Company's common stock (which when issued will be 750,000 shares as a result of the reverse split), and to pursue litigation against two of the Company's insurers to recover under its excess insurers' policies. A Settlement hearing was held by the District Court and an order approving the settlement was signed on July 12, 2000. In 1999, the Company recorded a charge of $5.9 million, which represented the cost of the Settlement. The Company had funded its required cash contribution to the settlement as of March 31, 2000; except for the cost of the litigation with two of the Company's insurers, which is not expected to be material.

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

           The vote on this proposal was as follows:

             FOR                   AGAINST                         ABSTAIN
             ---                   -------                          ------
           10,930,944              549,542                          20,040

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

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)      EXHIBITS

           The following documents are filed as part of this report:

           EXHIBIT NO.       DESCRIPTION OF EXHIBIT


           10.55          Asset Purchase Agreement - Ann Travis Inc.
           10.56          5th Amendment to Credit Agreement
           10.57          1st Amendment to Daniel H. Levy Employment Agreement
           10.58          Beverly Eichel Employment Agreement
           27             Financial Data Schedule

  (B)      REPORTS ON FORM B-K

           The Company filed no reports on Form B-K during the quarter ended June 30, 2000.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 Donnkenny, Inc.
                                                 Registrant



                                                 /s/ Daniel H. Levy
  Date:    August 14, 2000                       ------------------------------
                                                 Daniel H. Levy
                                                 Chairman of the Board,
                                                 Chief Executive Officer
  Date:    August 14, 2000


                                                 /s/ Beverly Eichel
                                                 ------------------------------
                                                 Beverly Eichel
                                                 Executive Vice President
                                                 and Chief Financial Officer,
                                                 (Principal Financial Officer)