Form 10-Q/A
period 2000-06-30
DONNKENNY INC
filed 2000-08-25
CIK 29693

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
               (Class)                 (Outstanding at August 9, 2000)

                         DONNKENNY, INC AND SUBSIDIARIES
                           Consolidated Balance Sheets
                      (In thousands, except per share data)


                                                                        June 30,                December 31,
                                                                          2000                     1999
                                                                    -----------------        -----------------

                                                                       (Unaudited)
  CURRENT ASSETS

       Cash ......................................................   $        45             $        180
       Accounts receivable - net of allowances of
       $413 and $382, respectively ...............................        21,871                   30,022
       Recoverable income taxes                                              189                      304
       Inventories ...............................................        21,864                   29,323
       Deferred tax assets .......................................         2,178                    2,865
       Prepaid expenses and other current assets .................         1,094                      636
       Assets held for sale ......................................           358                      456
                                                                     -----------               ----------
       Total current assets ......................................        47,599                   63,786
  PROPERTY, PLANT AND EQUIPMENT, NET .............................         5,518                    5,981
  OTHER ASSETS ...................................................           513                      546
  INTANGIBLE ASSETS ..............................................        30,829                   31,524
                                                                     -----------               ----------

  TOTAL .........................................................    $    84,459               $  101,837
                                                                     ===========               ==========
  LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES:

         Current portion of long-term debt ......................    $     1,175               $    1,168
         Accounts payable .......................................         10,174                   10,351

         Accrued expenses and other current liabilities .........          1,634                    3,965
                                                                     -----------               ----------

            Total current liabilities ...........................         12,983                   15,484
                                                                     -----------               ----------
  LONG-TERM DEBT ................................................          32453                   41,607
  DEFERRED TAX LIABILITIES ......................................          2,178                    2,865

  COMMITMENTS AND CONTINGENCIES

  STOCKHOLDERS' EQUITY:

      Preferred stock $.O1 par value; authorized 500
        shares , issued none ....................................              _                        -
      Common stock, $.O1 par value. Authorized 10,000
        shares, issued and outstanding 3,617 and 3,557 shares
       in 2000 and 1999, respectively                                         36                       36
      Additional paid-in capital ................................         48,582                   47,877
      Issuable shares for litigation settlement .................          1,875                    1,875
      Deficit                                                            (13,648)                  (7,907)
                                                                      ----------               ----------
     Total Stockholders' Equity .................................         36,845                   41,881
                                                                      ----------               ----------
  TOTAL..........................................................    $    84,459              $   101,837
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

                                                 Donnkenny, Inc.
                                                 Registrant



                                                 /s/ Daniel H. Levy
  Date:    August 25, 2000                       ------------------------------
                                                 Daniel H. Levy
                                                 Chairman of the Board,
                                                 Chief Executive Officer
  Date:    August 25, 2000


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