Form 10-Q
period 2000-09-30
DONNKENNY INC
filed 2000-11-14
CIK 29693

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

    Common Stock $0.01 par value                       3,617,417    .
    ----------------------------           --------------------------
             (Class)                       (Outstanding at November 13, 2000)

                         DONNKENNY, INC AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (FORM 10-Q)



PART I - FINANCIAL INFORMATION                                                 Page
Consolidated financial statements:

   Independent Accountants' Report

   Balance sheets as of September 30, 2000 (unaudited) and December 31, 1999 ...I-1

   Statements of operations for the three and nine months ended
   September 30, 2000 and 1999 (unaudited) ................................... II-1

   Statements of cash flows the nine months ended
   September 30,  2000 and 1999 (unaudited).................................. III-1

   Notes to Consolidated Financial Statements (unaudited)  ..................  IV-1-4

   Management's Discussion and Analysis of Financial Condition and
   Results of Operations.....................................................   V-1-5

PART II - OTHER INFORMATION

   Legal Proceedings and Other Information...................................  VI-1-2

   Exhibits and Reports on Form 8-K..........................................  VI-3

   Signatures................................................................  VI-4

                         INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of Donnkenny, Inc.

We have reviewed the accompanying consolidated balance sheet of Donnkenny, Inc. and subsidiaries as of September 30, 2000, and the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 2000 and 1999 and cash flows for the nine-month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

DELOITTE & TOUCHE LLP
New York, New York
November 13, 2000

                        DONNKENNY, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                      (In thousands, except per share data)

                                                                         September 30,                  December 31,
                                                                              2000                          1999
                                                                         -------------                  ------------
                                                                          (Unaudited)
CURRENT ASSETS
     Cash...........................................................         $     77                     $    180
     Accounts receivable - net of allowances of
     $214  and $382, respectively...................................           34,091                       30,022
     Recoverable income taxes.......................................              149                          304
     Inventories....................................................           25,071                       29,323
     Deferred tax assets............................................            2,178                        2,865
     Prepaid expenses and other current assets......................            1,626                          636
     Assets held for sale...........................................              358                          456
                                                                          -----------                  -----------
     Total current assets...........................................           63,550                       63,786
PROPERTY, PLANT AND EQUIPMENT, NET..................................            5,493                        5,981
OTHER ASSETS........................................................              523                          546
INTANGIBLE ASSETS...................................................           31,402                       31,524
                                                                          -----------                  -----------

TOTAL...............................................................         $100,968                     $101,837
                                                                          ===========                  ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
       Current portion of long-term debt............................         $  1,133                     $  1,168
       Accounts payable.............................................           11,393                       10,351
       Accrued expenses and other current liabilities...............            2,052                        3,965
                                                                          -----------                  -----------
          Total current liabilities.................................           14,578                       15,484
                                                                          -----------                  -----------
LONG-TERM DEBT......................................................           47,857                       41,607
DEFERRED TAX LIABILITIES............................................            2,178                        2,865

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred stock $.01 par value; authorized 500
      shares , issued none..........................................             --                            --
    Common stock, $.01 par value.  Authorized 10,000
    shares,  issued and outstanding 3,617 and 3,557 shares
    in 2000 and 1999, respectively..................................               36                           36
    Additional paid-in capital......................................           48,582                       47,877
    Issuable shares for litigation settlement.......................            1,875                        1,875
    Deficit.........................................................          (14,138)                      (7,907)
                                                                          -----------                  -----------
   Total Stockholders' Equity.......................................           36,355                       41,881
                                                                          -----------                  -----------

TOTAL...............................................................         $100,968                     $101,837
                                                                          ===========                  ===========

          See accompanying notes to consolidated financial statements.

                        DONNKENNY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                 (In thousands, except share and per share data)
                                 (Unaudited)

                                                                   Three Months Ended                  Nine Months Ended
                                                              ------------------------------     ------------------------------
                                                              September 30,    September 30,    September 30,    September 30,
                                                              -------------    -------------    -------------    --------------
                                                                  2000            1999              2000             1999
NET SALES..................................................... $   39,710        $   44,965       $  109,837        $  130,724
COST OF SALES.................................................     31,777            35,758           89,850           102,658
                                                               ----------        ----------       ----------        ----------
     Gross profit.............................................      7,933             9,207           19,987            28,066

OPERATING EXPENSES:
    Selling, general and administrative expenses..............      6,795             7,784           20,841            24,724
    Provision for settlement of litigation....................                         (519)             349             5,875
    Amortization of goodwill and other related
     acquisition costs........................................        361               348            1,056             1,043
    Restructuring charge......................................        --                --               500               --
                                                               ----------        ----------       ----------        ----------
        Operating income (loss)...............................        777             1,594           (2,759)           (3,576)

INTEREST EXPENSE..............................................      1,262               812            3,384             2,910
                                                               ----------        ----------       ----------        ----------
        Income (loss) before income taxes.....................       (485)              782           (6,143)           (6,486)

INCOME TAXES..................................................          5               150               88               167
                                                               ----------        ----------       ----------        ----------
      NET INCOME (LOSS)....................................... $     (490)       $      632       $   (6,231)          $(6,653)
                                                               ==========        ==========       ==========        ==========
Basic earnings (loss) per common share.......................  $    (0.11)       $     0.18       $    (1.63)       $    (1.87)
                                                               ==========        ==========       ==========        ==========
Shares used in the calculation of basic earnings (loss)
    per common share..........................................  4,277,743         3,557,385        3,818,767         3,550,125
                                                               ==========        ==========       ==========        ==========
Diluted earnings (loss) per common share.....................  $    (0.11)       $     0.17       $    (1.63)       $    (1.87)
                                                               ==========        ==========       ==========        ==========
Shares used in the calculation of diluted earnings (loss)
   per common share...........................................  4,277,743         3,624,938        3,818,767         3,550,125
                                                               ==========        ==========       ==========        ==========


          See accompanying notes to consolidated financial statements.

                        DONNKENNY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                         Nine Months Ended
                                                                            -------------------------------------------
                                                                              September 30,               September 30,
                                                                                  2000                         1999
                                                                            -----------------             -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss.........................................................              $(6,231)                      $ (6,653)
Adjustments to reconcile net cash used in operating activities:
    Provision for shares issuable on settlement of litigation........             --                            1,875
    Depreciation and amortization of fixed assets....................              587                            599
    Write down of fixed assets.......................................              200                              -
    Net loss on disposal of fixed assets.............................             --                                5
    Amortization of intangibles and other assets.....................            1,056                          1,043
    Provision for losses on accounts receivable......................              (11)                            17
Changes in assets and liabilities:
    Increase in accounts receivable..................................           (4,058)                        (4,544)
    Decrease in recoverable income taxes.............................              156                            338
    (Increase) decrease in inventories...............................            4,802                         (6,038)
    (Increase) decrease in prepaid expenses and
    other current assets.............................................             (990)                           527
    Decrease in other non-current assets.............................               24                          1,817
    Increase in accounts payable.....................................            1,042                          1,585
    Decrease in accrued expenses and
      other current liabilities......................................           (1,209)                        (1,911)
                                                                               -------                       --------
        Net cash used in operating activities........................           (4,632)                       (11,340)
                                                                               -------                       --------
CASH FLOWS FROM INVESTING ACTIVITIES, NET OF ACQUISITION:
    Purchase of fixed assets.........................................             (391)                          (441)
    Proceeds from sale of fixed assets...............................              189                          1,320
    Acquisition of business .........................................           (1,485)
                                                                               -------                       --------
Net cash (used in) provided by investing activities..................           (1,687)                           879
                                                                               -------                       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of long-term debt......................................             (874)                         2,636
    Net borrowings for acquisition...................................            1,300                            --
    Net borrowings under revolving credit line.......................            5,790                          7,414
                                                                               -------                       --------
        Net cash provided by financing activities....................            6,216                         10,050
                                                                               -------                       --------
NET DECREASE CASH....................................................             (103)                          (411)
CASH, AT BEGINNING OF PERIOD.........................................              180                            503
                                                                               -------                       --------
CASH, AT END OF PERIOD...............................................              $77                       $     92
                                                                               =======                       ========
SUPPLEMENTAL DISCLOSURES

Income taxes paid....................................................          $    31                       $    208
                                                                               =======                       ========
Interest paid........................................................          $ 3,104                       $  2,401
                                                                               =======                       ========
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES

Issuance of common stock.............................................          $   705                       $    176
                                                                               =======                       ========


       See accompanying notes to consolidated financial statements.


                                    III - 1

                        DONNKENNY, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the Rules of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance accounting principles generally accepted in the United States of America ("generally accepted accounting principals") have been condensed or omitted pursuant to such SEC rules. The Company believes the disclosures made are adequate to make such financial statements not misleading. The results for the interim periods presented are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company's Report on Form 10-K for the year ended December 31, 1999. Balance sheet data as of December 31, 1999 have been derived from audited financial statements of the Company.

NOTE 2 - INVENTORIES

Inventories consist of the following:

                                 September 30,        December 31,
                                     2000                1999
                                     ----                ----
                                         (In thousands)

Raw materials ..............       $ 2,313             $ 1,548
Work-in-process ............         1,087               2,742
Finished goods .............        21,671              25,033
                                    ------              ------
                                   $25,071             $29,323
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

         Subsequent to June 1999, the Company amended the Credit Agreement. On February 29, 2000, the Company entered into a Third Amendment and Waiver Agreement. The Third Amendment and Waiver waived any existing defaults as of December 31, 1999 and for the End of Month Period for January 2000 with respect to the Company's noncompliance with covenants related to Minimum Interest Coverage, EBITDA and Tangible Net Worth. Pursuant to this amendment, the interest rate on borrowings was increased to 1% above the prime rate effective February 29, 2000 and the Overadvance Amounts for 2000 were amended and restated. Certain covenants were also amended for the respective quarter ends in 2000. A fee of $75,000 was paid on February 29, 2000 in connection with the Third Amendment. On April 13, 2000, the Company entered into a Fourth Amendment and Waiver Agreement to support the Company's 2000 business plan for the remainder of the year. The Fourth Amendment and Waiver waived any existing defaults as of the End of Month Period for March 2000 with respect to the Company's noncompliance with covenants related to Minimum Interest Coverage, EBITDA and Tangible Net Worth. Pursuant to this amendment, the interest rate on borrowings was increased to 1.5% above the prime rate effective April 13, 2000 and the Overadvance Amounts for 2000 were amended. Certain covenants were also amended for the respective quarter ends in 2000. A fee of $75,000 was paid for the Fourth Amendment and Waiver. On July 6, 2000, the Company entered into a Fifth Amendment to finance the acquisition of the Ann Travis business (see note
7) by the issuance of an additional $1.3 million term loan. The new term loan bears interest at the prime rate plus 1.5 % (11.0% at September 30, 2000) and is repayable over thirty six months commencing January 1, 2001. A fee of $100,000 was paid for the Fifth Amendment. On November 13, 2000, the Company entered into a Sixth Amendment and Waiver to revise the loan covenants as of September 30, 2000 and for the remainder of the year. A fee of $39,990 will be paid in connection with the Sixth Amendment.

         The Company also has a factoring agreement with CIT. The factoring agreement provides for a factoring commission on the gross amount of sales, plus certain customary charges. The factoring agreement expires on August 31, 2001.

         As of September 30, 2000 and 1999, the borrowings under the Credit Agreement amounted to $45.8 million and $39.1 million with interest rates of 11.0% and 8.75%, respectively. As of September 30, 2000, the term loan amounted to $3.1 million.

         Other debt consists of a secured term loan that was entered into on June 30, 1998 in the amount of $0.483 million. As of September 30, 2000 the principal balance of this loan amounted to $0.133 million. The interest rate is fixed at 8.75% and the loan requires monthly principal and interest payments of $0.015 million through June 2001. Software, machinery and equipment secure this obligation.

NOTE 4 -  REVERSE STOCK SPLIT

         On February 15, 2000, the Company's Board of Directors adopted a resolution to recommend to the Company's shareholders a one for four reverse stock split as part of an effort to maintain continued listing of the Company's common stock on the NASDAQ National Market.

The reverse stock split recommendation was approved by the Company's shareholders at a special meeting held on April 18, 2000. The reverse split became effective on April 20, 2000. As a result of the split, each four shares of common stock applicable to shareholders on the effective date of the split were converted into one share of stock. One of the requirements for continued listing on the NASDAQ National Market is the maintenance of a bid price for the Company's shares of $1.00 or higher. During the last quarter of 1999, and during fiscal 2000, the Company's bid price has fallen below $1.00.

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

         By letter dated July 18, 2000, NASDAQ notified the company that the Company's stock had failed to maintain the $1.00 minimum bid price over the last 30 consecutive trading days. Accordingly, the Company was given 90 days (until October 16, 2000) to regain compliance. If the Company does not demonstrate compliance for a minimum of 10 consecutive days on or before the October 16th deadline, the Company's common stock would be delisted on October 18, 2000. The Company petitioned the NASDAQ Board of Directors for continued listing and has attended a hearing on Thursday, November 9, 2000. The outcome of that hearing is still pending.

NOTE 5 -  RESTRUCTURING CHARGE

         On March 15, 2000 the Company announced that it would close all of its domestic manufacturing plants. These facilities are located in Floyd and Independence, Virginia. During the first quarter ended March 31, 2000, the Company recorded a restructuring charge of $0.5 million which included the following: (i) $0.2 million to write down property, plant and equipment; and
(ii) $0.3 million related to the cost of providing severance payments to approximately 200 employees terminated as a result of the facility closures. As of June 30, 2000, the $0.3 million has been paid out to the employees. The plant closings were completed by the end of May 2000. The Company has put these facilities up for sale.

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

            On October 7, 1999, the Company entered into a stipulation of settlement (the "Settlement") with the class action plaintiffs. In consideration for the discontinuance of the lawsuit with prejudice, the Company agreed to pay $10.0 million, of which $5.0 million is the Company's share and the balance is payable by the Company's insurers; issue 3 million shares of the Company's common stock (which when issued will be 750,000 shares as a result of the reverse split), and to pursue litigation against two of the Company's insurers to recover under its excess insurers' policies. A Settlement hearing was held by the District Court and an order approving the settlement was signed on July 12, 2000. As a result the earnings (loss) per share, ("EPS") calculations for the three months and nine months ended September 30, 2000 reflect the effect of the settlement of 750,000 shares in both basic and diluted EPS. In 1999, the Company recorded a charge of $5.9 million, which represented the cost of the Settlement. The Company had funded its required cash contribution to the settlement as of March 31, 2000; except for the cost of the litigation with two of the Company's insurers, which is not expected to be material.

         b. On April 27, 1998, an action was commenced against the Company in the United States District Court for the Western District of Virginia by Wanda King, a former employee of the Company. In her complaint, the Plaintiff claimed that she was constructively discharged by reason of the fact that she resigned from her position rather than follow alleged improper and illegal instructions from her supervisors and superiors. The Company has denied the allegations contained in the complaint. On July 26, 1999, the District Court dismissed the complaint on the grounds that it failed to plead a legally recognizable case against the Company. On August 30, 1999 the Plaintiff filed an amended complaint alleging additional actions on the part of the Company and former employees and seeking damages against the Company in excess of $8.0 million. On February 1, 2000, the District Court ruled that the allegations in the amended Complaint, if true, state claims against the Company. The Company has interposed an answer to the Complaint denying the material allegations. Pre-trial discovery is now taking place.

         c. The Company was a party to legal proceedings arising in the ordinary course of its business involving a claim by a former supplier of the Company. On July 1, 2000, a settlement of $220,000 was reached with the Plaintiff in that proceeding. The settlement requires two lump sum payments of $62,500 and $27,500 in July and August 2000, respectively. Beginning September 1, 2000 the remaining balance will be paid in equal monthly installments until September 1, 2001. Legal costs associated with the settlement were approximately $129,000.

NOTE 7 - ANN TRAVIS ACQUISITION

            On July 1, 2000 the Company acquired certain assets of Ann Travis Inc. ("Ann Travis") for $1.5 million, including costs incurred in the acquisition of $0.3 million. Ann Travis designs, imports, and markets women's sportswear. Assets acquired included $0.5 million of certain merchandise inventory, the Ann Travis and Decade Designs trademarks and the license rights for sales of womens' apparel under the Delta Burke trademark. The purchase was funded by CIT under a new $1.3 million term loan which requires payment in equal installments over three years commencing January 1, 2001. Goodwill of $1.0 million was recorded in connection with this acquisition and will be amortized over ten years. The acquisition was accounted for as a purchase. The final assessment of the purchase accounting will be completed by June 2001. The proforma net sales and results of operations for this acquisition, had the acquisition occurred at the beginning of 2000, are not significant, and accordingly, are not presented.

                        DONNKENNY, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

         Net sales decreased by $20.9 million, or 16.0% from $130.7 million in the nine months of 1999 to $109.8 million in the first nine months of 2000. The decline in the Company's net sales was essentially due to decreases in the Donnkenny line of $9.3 million (primarily due to the planned exit of the coordinate business), the Victoria Jones line of $15.2 million, and the Casey & Max line of $3.2 million. The decreases were partially offset by increases in the Pierre Cardin line of $3.5 million and the sales of the recently acquired Ann Travis lines of $3.3 million.

         Gross profit for the nine months of 2000 was $20.0 million, or 18.2% of net sales, compared to $28.1 million, or 21.5% of net sales, during the first nine months of 1999. The decrease in gross profit dollars and as a percentage of net sales was attributable to the Company's idle domestic plant capacity, the reduced sales levels noted above and the continued sell off of inventory due to the poor retail climate.

         Selling, general and administrative expenses decreased from $24.7 million in the first nine months of 1999 to $20.8 million in the first nine months of 2000. The decrease in selling, general and administrative expenses was primarily due to reductions in headcount. These reductions were partially offset by start up costs of approximately $1.4 million for a new Pierre Cardin line and operating expenses of $0.5 million associated with the recently acquired Ann Travis lines.

         In the second quarter of fiscal 1999, the Company recorded an estimated charge of $6.4 million to reflect the terms of a settlement for the Consolidated Class Action lawsuit that were agreed to in principle by the attorneys for the plaintiffs (see note 4 to the financial statements for further description). The actual cost of the Settlement is $5.9 million, therefore $0.5 million of the charge was reversed in the third quarter of 1999. The terms of settlement involves a cash payment and the issuance of shares of the Company's common stock.

         On March 15, 2000, the Company announced that it would close all of its domestic manufacturing plants. These facilities are located in Floyd and Independence, Virginia. During the first quarter ended March 31, 2000, the Company recorded a restructuring charge of $0.5 million which included the following: (i) $0.3 million related to the cost of providing severance payments to approximately 200 employees terminated as a result of the facility closures; as of June 30, 2000, the $0.3 million has been paid out to the employees; (ii) $0.2 million to write down property, plant and equipment. The plant closings were completed by the end of May 2000. The Company has put these facilities up for sale.

         Net interest expense was $2.9 million during the first nine months of 1999 and $3.4 million during the first 9 months of 2000. The $.5 million increase in interest expense was due to an increase in the average loan balance and an increase in the effective interest rate.

COMPARISON OF QUARTERS ENDED SEPTEMBER 30, 2000 AND 1999

         Net sales decreased by $5.3 million, or 11.8% from $45.0 million in the third quarter of 1999 to $39.7 million in the third quarter of 2000. The decline in the Company's net sales was primarily due to decreases in the Donnkenny line of $1.7 million (primarily due to the planned exit of the coordinate business), the Victoria Jones line of $7.2 million, and the Casey & Max line of $2.4 million. The decreases were partially offset by increases in the Pierre Cardin line of $2.7 million and the sales of the recently acquired Ann Travis lines of $3.3 million.

         Gross profit for the third quarter of 2000 was $7.9 million, or 20.0% of net sales, compared to $9.2 million, or 20.4% of net sales, during the third quarter of 1999. The decrease in gross profit in dollars and as a percentage of net sales was attributable to the Company's continued sell off of inventory due to the poor retail climate.

         Selling, general and administrative expenses decreased from $7.8 million in the third quarter of 1999 to $6.8 million in the third quarter of 2000. The decrease in selling, general and administrative expenses was primarily due to reductions in headcount. These reductions were partially offset by start up costs of approximately $0.5 million for a new Pierre Cardin line and operating expenses of $0.5 million associated with the recently acquired Ann Travis lines.

         Net interest expense increased from $0.8 million during the third quarter of 1999 to $1.3 million during the third quarter of 2000. The $.5 million increase in interest expense was due to an increase in the average loan balance and an increase in the effective interest rate.

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

         Subsequent to June 1999, the Company amended the Credit Agreement. On February 29, 2000, the Company entered into a Third Amendment and Waiver Agreement. The Third Amendment and Waiver waived any existing defaults as of December 31, 1999 and for the End of Month Period for January 2000 with respect to the Company's noncompliance with covenants related to Minimum Interest Coverage, EBITDA and Tangible Net Worth. Pursuant to this amendment, the interest rate on borrowings was increased to 1% above the prime rate effective February 29, 2000 and the Overadvance Amounts for 2000 were amended and restated. Certain covenants were also amended for the respective quarter ends in 2000. A fee of $75,000 was paid on February 29, 2000 in connection with the Third Amendment. On April 13, 2000, the Company entered into a Fourth Amendment and Waiver Agreement to support the Company's 2000 business plan. The Fourth Amendment and Waiver waived any existing defaults as of the End of Month Period for March 2000 with respect to the Company's noncompliance with covenants related to Minimum Interest Coverage, EBITDA and Tangible Net Worth. Pursuant to this amendment, the interest rate on borrowings was increased to 1.5% above the prime rate effective April 13, 2000 and the Overadvance Amounts for 2000 were amended. Certain covenants were also amended for the respective quarter ends in 2000. A fee of $75,000 was paid for the Fourth Amendment and Waiver. On July 6, 2000, the Company entered into a Fifth Amendment to finance the acquisition of the Ann Travis business (see note 7) by the issuance of an additional $1.3 million term loan. The new term loan bears interest at the prime rate plus 1.5 % (11.0% at September 30, 2000) and is repayable over thirty six months commencing January 1, 2001. A fee of $100,000 was paid for the Fifth Amendment. On November 13, 2000, the Company entered into a Sixth Amendment and Waiver to revise the loan covenants as of September 30, 2000 and for the remainder of the year. A fee of $39,990 will be paid in connection with the Sixth Amendment.

         The Company also has a factoring agreement with CIT. The factoring agreement provides for a factoring commission on the gross amount of sales, plus certain customary charges.

         As of September 30, 2000 and 1999, borrowings under the Credit Agreement amounted to $45.8 million compared to $39.1 million with interest rates of 11.0% and 8.75%, respectively. As of September 30, 2000, the term loan amounted to $3.1 million.

         During the nine months of 2000, the Company's operating activities used cash principally as a result of increases in accounts receivable and decreases in accrued expenses offset by decreases in inventory and increases in accounts payable. During the nine months of 1999, the Company's operating activities used cash principally a result of increases in accounts receivable, increases in inventory, and decreases in accrued expenses partially offset by increases in accounts payable. Cash used in investing activities in the first nine months of 2000 amounted to $1.7 million ($0.4 million primarily as the result of capital purchases relating to the upgrades of the company's computer systems and the acquisition of Ann Travis of $1.5 million partially offset by the sale of machinery from the closed Virginia manufacturing facilities of $0.2 million.).

         Cash provided by investing activities in the first nine months of 1999 amounted to $0.9 million, primarily as the result of the sale of a closed Virginia manufacturing facility ($1.1 million) and a manufacturing unit in New York ($0.2 million) partially offset by $0.4 million for capital purchases relating to the upgrades in the Company's computer systems.

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

REVERSE STOCK SPLIT

         On February 15, 2000, the Company's Board of Directors adopted a resolution to recommend to the Company's shareholders a one for four reverse stock split as part of an effort to maintain continued listing of the Company's common stock on the NASDAQ National Market. One of the requirements for continued listing on the NASDAQ National Market is the maintenance of a bid price for the Company's shares of $1.00 or higher. During the last quarter of 1999, and during fiscal 2000, the Company's bid price has fallen below $1.00.

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

            By letter dated July 18, 2000, NASDAQ notified the company that the Company's stock had failed to maintain the $1.00 minimum bid price over the last 30 consecutive trading days. Accordingly, the Company was given 90 days (until October 16, 2000) to regain compliance. If the Company does not demonstrate compliance for a minimum of 10 consecutive days on or before the October 16th deadline, the Company's common stock would be delisted on October 18, 2000. The Company petitioned the NASDAQ Board of Directors for continued listing and has attended an oral hearing on Thursday, November 9, 2000. The outcome of that hearing is still pending.

ANN TRAVIS ACQUISITION

         On July 1, 2000 the Company acquired certain assets of Ann Travis Inc. ("Ann Travis") for $1.5 million, including costs incurred in the acquisition of $.3 million. Ann Travis designs, imports, and markets women's sportswear. Assets acquired included $.5 million of certain merchandise inventory, the Ann Travis and Decade Designs trademarks and the license rights for sales of womens' apparel under the Delta Burke trademark. The purchase was funded by CIT under a new $1.3 million term loan which requires payment in equal installments over three years commencing January 1, 2001. Goodwill of $1.0 million was recorded in connection with this acquisition and will be amortized over ten years. The acquisition was accounted for as a purchase. The final assessment of the purchase accounting will be completed by June 2001.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." This statement addresses a limited number of issues causing implementation difficulties for entities applying SFAS No. 133. SFAS No. 133 requires that an entity recognize all derivative instruments as either assets or liabilities in the balance sheet and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company has determined that this statement will not have an impact on its financial statements or disclosures, as it does not engage in derivative or hedging transactions.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". This bulletin summarizes certain of the SEC Staff's view in applying generally accepted accounting principals to revenue recognition in financial statements. This bulletin, through its subsequent revised releases SAB No. 101A and No. 101B, is effective for registrants no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company does not expect the implementation of this bulletin to have a significant impact on the results of operations or equity of the Company.

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

         On October 7, 1999, the Company entered into a stipulation of settlement (the "Settlement") with the class action plaintiffs. In consideration for the discontinuance of the lawsuit with prejudice, the Company agreed to pay $10.0 million, of which $5.0 million is the Company's share and the balance is payable by the Company's insurers; issue 3 million shares of the Company's common stock (which when issued will be 750,000 shares as a result of the reverse split), and to pursue litigation against two of the Company's insurers to recover under its excess insurers' policies. A Settlement hearing was held by the District Court and an order approving the settlement was signed on July 12, 2000. As a result the earnings (loss) per share, ("EPS") calculations for the three months and nine months ended September 30, 2000 reflect the effect of the settlement of 750,000 shares in both basic and diluted EPS. In 1999, the Company recorded a charge of $5.9 million, which represented the cost of the Settlement. The Company funded its required cash contribution to the settlement as of March 31, 2000; except for the cost of the litigation with two of the Company's insurers, which is not expected to be material.

         b. On April 27, 1998, an action was commenced against the Company in the United States District Court for the Western District of Virginia by Wanda King, a former employee of the Company. In her complaint, the Plaintiff claimed that she was constructively discharged by reason of the fact that she resigned from her position rather than follow alleged improper and illegal instructions from her supervisors and superiors. The Company has denied the allegations contained in the complaint. On July 26, 1999, the District Court dismissed the complaint on the grounds that it failed to plead a legally recognizable case against the Company. On August 30, 1999, the Plaintiff filed an amended Complaint alleging additional actions on the part of the Company and former employees and seeking damages against the Company in excess of $8.0 million. On February 1, 2000, the District Court ruled that the allegations in the amended Complaint, if true, state claims against the Company. The Company has interposed an answer to the Complaint denying the material allegations. Pre-trial discovery is now taking place.

         c. The Company was a party to legal proceedings arising in the ordinary course of its business involving a claim by a former supplier of the Company. On July 1, 2000, a settlement of $220,000 was reached with the Plaintiff in that proceeding. The settlement requires two lump sum payments of $62,500 and $27,500 in July and August 2000, respectively. Beginning September 1, 2000 the remaining balance will be paid in equal monthly installments until September 1, 2001. Legal costs associated with the settlement were approximately $129,000.

ITEM 2.  Changes in Securities and use of proceeds
         See Item 4 below

ITEM 3.  Not Applicable

ITEM 4.  Not Applicable

ITEM 5.  Other Information

         On September 27, 2000, Richard Rusthoven was elected to the Board of Directors of the Company to fill a vacancy on the Board.

ITEM 6.  Exhibits and Reports on Form 8-K


(a)      Exhibits

         The following documents are filed as part of this report:

         Exhibit No.       Description of Exhibit
         -----------       ----------------------
         10.59             Sixth Amendment to Credit Agreement
         10.60             Lynn Siemers-Cross Employment Agreement
         27                Financial Data Schedule


(b)      Reports on Form 8-K

         The Company filed no reports on Form 8-K during the quarter ended September 30, 2000.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               Donnkenny, Inc.
                                               Registrant




Date     __________, 2000                      /s/ Daniel H. Levy
                                               -------------------------------
                                               Daniel H. Levy
                                               Chairman of the Board,
                                               Chief Executive Officer




Date:    _________, 2000                       /s/ Beverly Eichel
                                               -------------------------------
                                               Beverly Eichel
                                               Executive Vice President
                                               and Chief Financial Officer,
                                              (Principal Financial Officer)