Form 10-K
period 2000-12-31
DONNKENNY INC
filed 2001-04-02
CIK 29693

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
(MARK ONE)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000
                                                        OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

                         Commission file number 0-21940

                                 DONNKENNY, INC.
                                 ---------------
             (Exact name of registrant as specified in its charter)

            Delaware                                     51-0228891
-------------------------------                          ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

1411 Broadway
New York, New York                                              10018
--------------------------------------------                    -----
(Address of principal executive offices)                     (Zip Code)

   Registrant's telephone number, including area code        (212) 790-3900
                                                     ---------------------------

           Securities registered pursuant to Section 12(b) of the Act:

   Title of each class             Name of each exchange on which registered
   -------------------             -----------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant, based on a closing sale price of the Common Stock on the Over-the-Counter Market on March 9, 2001 of $0.52 per share, was approximately $2,271,057*. As of March 9, 2001, 4,367,417, shares of Common Stock of Registrant were outstanding.

          *For purposes of this report, the number of shares held by non-affiliates was determined by aggregating the number of shares held by Officers and Directors of Registrant, and by others who, to Registrant's knowledge, own more than 10% of Registrant's Common Stock, and subtracting those shares from the total number of shares outstanding.

                                     PART 1

ITEM 1.     BUSINESS

     Donnkenny, Inc. (together with its subsidiaries, the "Registrant" or the "Company") was incorporated in Delaware in 1978 and is a holding company with four subsidiaries. Donnkenny Apparel, Inc. ("Donnkenny Apparel") and Beldoch Industries Corporation ("Beldoch") are the operating subsidiaries of the Company. The Company designs, manufactures, imports and markets broad lines of moderately priced women's sportswear labels, all of which are engaged in the same line of business.

PRODUCTS

     The Company designs, manufactures, imports, and markets broad lines of moderately priced women's sportswear. The Company's major labels include Pierre Cardin (R) Delta Burke(R), Donnkenny (R), Casey & Max (R), Victoria Jones (R), Ann Travis(R), and Decade Designs(R).

Pierre Cardin Knits

     Pierre Cardin produces women's knitwear pursuant to a license. The Pierre Cardin product is sold to knitwear departments of department stores and specialty stores. Its major customers include Federated, Belk, Sam's Club, Saks, Inc., Stein Mart, J.C. Penney and the Chadwick's Catalog. Approximately 80% of these products are imported, predominately from Hong Kong, the Philippines and Korea. In addition, it also sells exclusive private label products to such customers as Saks, Inc. and the Bon Ton.

Pierre Cardin Options

     During the third quarter of 2000, the Company launched a new moderately priced sportswear line called Pierre Cardin Options under the Pierre Cardin license. This label is sold to department stores including J.C. Penney and Federated. Approximately 94% of these products are imported predominately from Hong Kong and the Philippines.

Ann Travis

     On July 1, 2000, the Company acquired certain assets of Ann Travis Inc. The Company produces women's sportswear under the Ann Travis and Decade Designs trademarks and under the licensed Delta Burke trademark. Major customers include Brylane, Mervyns, Bedford Fair, J.C. Penney, Fingerhut and the Chadwicks Catalog. Approximately 63% of Ann Travis products are manufactured domestically.

Donnkenny

     Donnkenny manufactures and imports moderately priced women's career and casual pants for missy, petites and large sizes. Its major customers include Stage Stores, Meijer, Bealls, J.C. Penney and Sears. Donnkenny has been an established brand name for over 60 years. During 2000, Donnkenny expanded the sourcing of its products to Guatemala due to the closedown of its domestic manufacturing facilities in May 2000. Approximately 67% of Donnkenny products are sourced in this manner. In addition, it also sells exclusive private label products.

Casey & Max

    Casey & Max manufactures and imports novelty woven tops and sportswear. The Casey & Max line consists of moderately-priced products sold to department stores, specialty stores and chains including Kohl's, Dillard's, Federated, May Company, Saks, Inc., Stage Stores, Catherine's, Goody's, Mervyn's, Stein Mart, J.C. Penney and Sears. The products are marketed for missy, large sizes and petites. Approximately 98% of these products are imported, predominately from India, Hong Kong and Morocco. In addition, it also sells exclusive private label products.

Victoria Jones

     The Victoria Jones label represents moderately-priced womens' knit and sweater products which are sold to department stores, specialty stores and chains including May Company, Federated, Kohl's, Dillard's, Saks, Inc., Stage Stores, Catherine's, Goody's, Sam's Club, J.C. Penney and Sears. Its products are marketed for missy, large sizes and petites. Approximately 96% of these products are imported, predominately from China, India, Israel and Hong Kong. In addition, it also sells exclusive private label products.

MANUFACTURING AND IMPORTING

     Approximately 11% of the Company's products sold in the year ended December 31, 2000 ("Fiscal 2000") were manufactured in the United States, as compared with 21% in the year ended December 31, 1999 ("Fiscal 1999"). In Fiscal 2000, the Company's domestically produced products were chiefly manufactured by several outside contractors, after the closedown of its owned facilities in May 2000.

     The remaining 89% of the Company's products sold in Fiscal 2000 were produced abroad and imported into the United States, principally from Hong Kong, India, China, Guatemala, Israel, the Philippines, Korea, Mexico and Thailand.

     The Company's purchases from its foreign suppliers are effected through individual purchase orders specifying the price and quantity of the items to be produced. Generally, the Company does not have any long-term, formal arrangements with any of the suppliers which manufacture its products. The Company continually seeks additional suppliers throughout the world for its sourcing needs. Two foreign contractors accounted for 23% of the Company's products, but no other domestic or foreign contractor manufactured more than 9% of the Company's products in Fiscal 2000.

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

     Attendant with the Company's increased reliance on foreign manufacturing is a risk of excess inventory. The Company must commit to its foreign manufacturers and suppliers four to six months in advance of its selling season, usually before the Company has received its orders from its customers. Thus, there exists the risk that the purchase orders by the Company's customers will be less than the amount manufactured. The Company believes that this risk is outweighed by the cost savings to the Company by manufacturing such products abroad. Conversely, in the event there exists excess demand for the Company's products, the lengthy production time for imported goods makes it impossible for the Company to return to the market to purchase additional goods for the same selling season. The Company's relationships with foreign suppliers also are subject to the additional risks of doing business abroad, including currency fluctuations and revaluations, restrictions on the transfer of funds and in certain parts of the world, political instability. In order to mitigate this risk, all of the Company's foreign purchasing is done in U.S. dollars. The Company's operations have not been materially affected by any of such factors to date. However, due to the large portion of the Company's products which are produced abroad, any substantial disruption of its relationships with its foreign suppliers could have a material adverse effect on the Company's operations and financial condition.

     The portion of the Company's products which it currently imports from Asia is further subject to certain political and economic risks including, but not limited to, political instability, changing tax and trade regulations and currency devaluations and controls. The impact, if any, of these regional events on the Company's business, and in particular its sources of supply, cannot be determined at this time. Approximately 78% of the products sold by the Company in Fiscal 2000 were manufactured in Asia.

CUSTOMERS

     In Fiscal 2000, the Company shipped orders to approximately 9,700 stores in the United States. This customer base represents approximately 970 accounts. Of the Company's net sales for Fiscal 2000, department stores accounted for approximately 57%, wholesale clubs for approximately 17%, mass merchants for approximately 9%, catalog customers for approximately 7%, chain stores for approximately 5%, specialty retailers for approximately 3%, and other customers for approximately 2%.

     The Company markets its products to major department stores, including J.
C. Penney, Dillard's, May Company, Federated, Stein Mart, Kohl's, Goody's, Stage Stores, Saks, Inc. and Sears, as well as wholesale clubs including Sam's and mass merchants including K-Mart. The Company also sells exclusive private label products to catalog specialty retailers and suppliers.

     In Fiscal 2000, sales to Wal-Mart accounted for 16.7% and sales to J.C. Penney accounted for 13.4% of the Company's net sales. The loss of, or significantly decreased sales to, these customers could have a material adverse effect on the Company's consolidated financial condition and results of operations.

     The Company's Electronic Data Interchange computer system ("EDI") connects the Company to approximately 40 of its large customers and, in Fiscal 2000, was used to place 52% of the Company's order dollars. The Company is also linked by EDI to several of its major fabric suppliers, which allows the Company to review purchase orders for fabric on a weekly basis.

SALES AND MARKETING

     At March 9, 2001, the Company had an 11 person sales force, 9 of whom were Company employees and 2 were independent commissioned sales representatives for outside buying offices. The Company's principal showrooms are in New York City.

RAW MATERIALS SUPPLIERS

     The Company's sources of fabric and trim supply are well established. As a result of the large, steady purchases each year by the Company of domestic fabrics and trim for its production of certain styles, the Company is a major customer of several of the larger synthetic textile producers. The Company typically experiences little difficulty in obtaining domestic raw materials and believes that the current and potential sources of fabric and trim supply are sufficient to meet its needs for the foreseeable future. The Company has begun sourcing a limited quantity of fabric from overseas.

TRADEMARKS AND PROPRIETARY RIGHTS

     The Company owns and has registered in the United States, and in certain foreign jurisdictions, the following trademarks under which a variety of the Company's products are sold: Donnkenny (R), Casey & Max (R), Victoria Jones (R), Decade Designs(R), Ann Travis(R) and Beldoch Popper (R). Upon compliance with the trademark statutes of the United States and the relevant foreign jurisdictions, these trademark registrations may be renewed.

     The Company holds licensing rights to manufacture, import and sell women's sportswear in the United States and the U.S. Virgin Islands with the Pierre Cardin(R) trademark, including sweaters, pants, skirts, knitwear, jeans, swimwear and activewear. Such license is automatically continued from year to year at the Company's option provided net sales equal specified minimums. The Company's sales during Fiscal 2000 surpassed the minimum requirements of this license, and the Company intends to renew this license for an additional one-year period. With the acquisition of the Ann Travis assets in July 2000, the Company was granted the licensing rights to manufacture, import and sell women's sportswear, knits and sweaters in the United States under the Delta Burke(R) trademark. The Delta Burke license extends to December 2005, provided net sales equal specified minimums.

BACKLOG

     At March 9, 2001, the Company had unfilled, confirmed customer orders of approximately $50.4 million, compared to approximately $36.2 million of such orders at March 10, 2000, with such orders generally scheduled for delivery within three to six months of confirmation, although some extend until the end of the fiscal year. The amount of unfilled orders at a particular time is affected by a number of factors, including the scheduling of the production and shipment of garments, which in some instances may be delayed or accelerated at the customer's request. Accordingly, a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments. There can be no assurance that cancellations, rejections and returns will not reduce the amount of sales realized from the backlog of orders.

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

EMPLOYEES

      As of March 9, 2001, the Company had 225 full-time employees, of whom 129 were salaried and 96 were paid on an hourly basis. The Company had 3 part-time employees, of which 2 worked on an hourly basis and 1 worked on a salary basis.

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

ITEM 2.     PROPERTIES

    The Company's production requirements continued to shift from domestically owned or leased facilities to foreign sourced suppliers. The following table indicates the facilities owned or leased at December 31, 2000. The Company owns five facilities in Virginia, and leases three additional facilities; one in Summerville, South Carolina, one in New York State and one in Hong Kong.

                                            Approximate Square                                                             Owned or
Location                                         Footage            Function                                                Leased
--------                                         -------            --------                                                ------
Floyd, Virginia...........................        79,600            Currently for sale                                      Owned
Independence (Grayson), Virginia..........        70,350            Currently for sale                                      Owned
Independence (Kendon), Virginia...........        37,550            Company leasing to third party, currently for sale      Owned
Rural Retreat, Virginia...................        61,230            Currently for sale                                      Owned
Wytheville, Virginia......................       161,800            Distribution, administration                            Owned
Summerville, South Carolina(1)............       200,000            Distribution center                                     Leased
New York, New York(2).....................        43,034            Offices and principal showrooms                         Leased
Hong Kong (Comet Building) (3)............         2,200            Administration, sourcing, quality control               Leased
                                                 -------
    TOTAL.................................       655,764
                                                 =======

---------------------
1) This facility is leased, with annual rental payments totaling $473,929, and is subject to a 3% annual rental escalation, until March 19, 2006, at which time the lease expires.
2) Annual rental payments for the New York office/showroom space are approximately $1,800,000 in the aggregate. The leases for the New York office/showrooms expire in 2006 and 2008.
3)   Lease expires in 2002.

     Management believes that its current facilities are sufficient to meet its needs for the foreseeable future. On March 15, 2000 the Company announced that it would be closing its domestic manufacturing facilities located in Grayson and Floyd Virginia. The closings were completed at the end of May 2000.

ITEM 3.     LEGAL PROCEEDINGS

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

     On October 7, 1999, the Company entered into a stipulation of settlement (the "Settlement") with the class action plaintiffs. In consideration for the discontinuance of the lawsuit with prejudice, the Company agreed to pay $10.0 million, of which $5.0 million is the Company's share and the balance is payable by the Company's insurers; issue 750,000 shares of the Company's common stock, and to pursue litigation against two of the Company's insurers to recover under its excess insurers' policies. An order approving the settlement was signed on July 12, 2000. In 1999, the Company recorded a charge of $5.9 million, which represented the cost of the Settlement. The Company had funded its required cash contribution to the settlement as of March 31, 2000; except for the cost of litigation with one of the Company's insurers, which is not expected to be material.

b. On April 27, 1998, Wanda King, a former employee of the Company, commenced an action against the Company in the United States District Court for the Western District of Virginia. In her complaint, the Plaintiff seeks damages in excess of $8.0 million claiming that she was constructively discharged by reason of the fact that she resigned from her position rather than follow alleged improper and illegal instructions from her supervisors and superiors. The Company has denied the allegations contained in the Complaint. The Company has interposed an answer to the Complaint denying the material allegations. Pre-trial discovery is now taking place and trial is scheduled for July 10, 2001.

c. The Company was a party to legal proceedings arising in the ordinary course of its business involving a claim by a former supplier of the Company.
On July 1, 2000, a settlement of $220,000 was reached with the Plaintiff in that proceeding. The settlement required two lump sum payments of $62,500 and $27,500 in July and August 2000, respectively. The first payment of the remaining balance began in September 2000, and will continue in equal monthly payments until September 1, 2001. Legal costs associated with the settlement were approximately $129,000.

d. On February 15, 2000, the Company's Board of Directors adopted a resolution to recommend to the Company's shareholders a one for four reverse stock split as part of an effort to maintain continued listing of the Company's common stock on the NASDAQ Market. The reverse stock split recommendation was approved by the Company's shareholders at a special meeting held on April 18, 2000. The reverse split became effective on April 20, 2000. As a result of the split, each four shares of common stock applicable to shareholders on the effective date of the split were converted into one share of stock. Prior to the split, the Company had 14,229,540 shares outstanding. As a result of the split, the Company had approximately 3,557,385 shares outstanding. Earnings (loss) per share and share amounts have been restated to reflect the reverse split for all periods presented. By letter dated May 8, 2000, NASDAQ notified the Company that although the Company had achieved compliance with the listing requirement of a closing bid price of at least $1.00, the Company's market capitalization had fallen below $5.0 million which is an additional requirement for listing on the NASDAQ National Market. Accordingly, while the Company maintained its listing with NASDAQ, the Company's securities were transferred from the NASDAQ National Market to the NASDAQ SmallCap Market effective with the opening of business on May 11, 2000. By letter dated July 18, 2000, NASDAQ notified the Company that the Company's stock had failed to maintain the $1.00 minimum bid price over the last 30 consecutive trading days. The Company was given 90 days to regain compliance, but failed to do so before the deadline on October 16, 2000. The Company petitioned the NASDAQ Board of Directors for continued listing. That request was denied and as of November 15, 2000, the Company's stock was delisted. The Company's shares are now traded on the Over-the-Counter Market.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's annual meeting of Shareholders will be held on May 10, 2001.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Registrant's Common Stock is currently traded on the Over-the-Counter Market under the symbol "DNKY." The Common Stock began trading on the Nasdaq National Market on June 17, 1993 and was listed on the NASDAQ Market until November 15, 2000.

         The following table sets forth the quarterly high and low closing prices of a share of Common Stock for the Company's two most recent fiscal years, plus the interim period through March 9, 2001.


PERIOD                                                        HIGH       LOW
------                                                        ----       ---
Fiscal 1999

            First Quarter...............................     $2.06       0.97

             Second Quarter.............................      1.69       0.42

             Third Quarter..............................      1.63       0.50

             Fourth Quarter.............................      1.25       0.53

Fiscal 2000

            First Quarter...............................     $1.06       2.62

             Second Quarter.............................      3.13       0.50

             Third Quarter..............................      0.75       0.47

             Fourth Quarter.............................      0.72       0.19

  Fiscal 2001

            Ten Weeks Ended March 9, 2001...............      0.59       0.38

     On March 9, 2001, the closing price for a share of Common Stock was $.52 per share.

     The number of holders of record for Registrant's Common Stock as of March 10, 2001 was 65.

     The Company currently anticipates that it will retain all its earnings for use in the operation and expansion of its business and, therefore, does not anticipate that it will pay any cash dividends in the foreseeable future. In addition, the Company's credit agreement prohibits the Company from declaring or paying dividends without the consent of the Company's lenders.

ITEM 6.  SELECTED FINANCIAL DATA

       The selected consolidated financial data as of December 31, 2000 and 1999 and for each of the years in the three year period ended December 31, 2000 have been derived from the Company's consolidated financial statements included elsewhere in this Form 10-K which have been audited by Deloitte & Touche LLP, independent auditors, whose report thereon is also included herein. The selected consolidated financial data as of December 31, 1998, 1997 and 1996 and for the fiscal years ended December 31, 1997 and 1996 have been derived from the Company's consolidated financial statements, which are not included herein. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and its Subsidiaries and related notes thereto incorporated by reference herein.

                                                                      Year Ended
                                       --------------------------------------------------------------------------------
                                         December 31,   December 31,     December 31,     December 31,   December 31,
                                            1996            1997            1998             1999           2000
  CONSOLIDATED STATEMENT OF                                 (In thousands, except per share data)
  OPERATIONS DATA:
   Net sales.........................     $255,179        $245,963         $197,861        $173,749       $151,055
   Cost of sales.....................      202,580         196,633          157,069         138,816        124,073
                                          --------        --------         --------        --------       --------
   Gross profit......................       52,599          49,330           40,792          34,933         26,982

   Selling, general and
    Administrative expenses..........       57,370          45,361           38,221          33,002         28,194

  Amortization of goodwill and
  other related acquisition costs....        1,449           1,204            1,321           1,390          1,437
  Provision for settlement of
  litigation.........................          -               -                 -            5,875            599
    Restructuring Charge.............          -             1,723            1,180                            500
                                          --------        --------         --------        --------       --------
    Operating income (loss)..........       (6,220)          1,042               70          (5,334)        (3,748)
    Interest expense, net............        5,387           5,461            4,778           4,007          5,097
                                          --------        --------         --------        --------       --------
    Loss before income taxes ........      (11,607)         (4,419)          (4,708)         (9,341)        (8,845)
    Income tax expense (benefit).....       (3,319)         (1,210)            (644)             87             88
                                          --------        --------         --------        --------       --------
    Net loss.........................      $(8,288)        $(3,209)         $(4,064)        $(9,428)       $(8,933)
                                          ========        ========         ========        ========       ========

  BASIC LOSS PER COMMON
  SHARE (1):
   Net loss..........................       $(2.37)         $(0.91)          $(1.15)         $(2.65)        $(2.26)
                                          ========        ========         ========        ========       ========


  Shares used in the calculation of
   basic loss per share                      3,503           3,518            3,538           3,552          3,957
                                          ========        ========         ========        ========       ========

  DILUTED LOSS PER
  COMMON SHARE (1):

   Net loss..........................       $(2.37)         $(0.91)          $(1.15)         $(2.65)        $(2.26)
                                          ========        ========         ========        ========       ========

  Shares used in the calculation of
   diluted loss per share                    3,503           3,518            3,538           3,552          3,957
                                          ========        ========         ========        ========       ========


CONSOLIDATED BALANCE SHEET DATA:
 Working capital....................       $16,917         $38,354          $42,661         $48,302        $39,199
 Total assets.......................       139,433         102,460          100,215         101,837         91,343
 Long-term debt, including
  Current portion...................        50,761          27,048           32,055          42,775         42,147
 Stockholders' equity...............        55,278          53,086           49,258          41,881         33,653

----------------------------
(1) All per share amounts and the shares used in the calculation of basic and diluted (loss) per share have been retroactively restated to reflect the one for four reverse stock split effective April 20, 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth selected operating data of the Company as percentages of net sales, for the periods indicated below:

                                                                                  DECEMBER 31,
 YEAR ENDED                                                            1998           1999             2000
--------------------------------------------------------------------------------------------------------------------
Net sales                                                             100.0%         100.0%           100.0%
Cost of sales                                                          79.4           79.9             82.1
                                                                       ----           ----             ----
Gross profit                                                           20.6           20.1             17.9
Selling, general and administrative expenses                           19.3           19.0             18.7
Amortization of goodwill and other related acquisition                  0.7            0.8              1.0
costs
Provision for settlement of litigation                                  0.0            3.3              0.4
Restructuring charges                                                   0.6            0.0              0.3
                                                                        ---            ---              ---
Operating income/(loss)                                                (0.0)          (3.0)            (2.5)
Interest expense, net                                                   2.4            2.3              3.4
                                                                        ---            ---              ---
Loss before income taxes                                               (2.4)          (5.3)            (5.9)
Income tax (benefit)                                                   (0.3)           0.1               -
                                                                       -----           ---              ---
Net (loss)                                                             (2.1%)         (5.4%)          (5.9%)
                                                                       =====          ======          ======

COMPARISON OF FISCAL 2000 WITH FISCAL 1999

NET SALES

     Net Sales decreased by $22.7 million or 13.1% from $173.8 million in Fiscal 1999 to $151.1million in Fiscal 2000. The decline in net sales was due to decreases in the Donnkenny line of $11.0 million (primarily due to the planned exit of the coordinate business ), the Victoria Jones line of $19.3 million, and the Casey & Max line of $5.7 million. The decreases were partially offset by increases in the Pierre Cardin Knits line of $6.7 million, $1.4 million in sales of the new Pierre Cardin Options line, and sales of the recently acquired Ann Travis lines of $5.2 million.

GROSS PROFIT

     Gross profit for Fiscal 2000 was $27.0 million, or 17.9 % of net sales, compared to $34.9 million, or 20.1 % of net sales, for Fiscal 1999. The decrease in gross profit dollars and as a percentage of net sales was attributable to the Company's idle domestic plant capacity, the reduced sales levels noted above and the continued sell off of inventory due to the poor retail climate.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses decreased from $33.0 million in Fiscal 1999 to $28.2 million in Fiscal 2000. As a percentage of net sales, these costs decreased from 19.0% in Fiscal 1999 to 18.7% in Fiscal 2000. The $4.8 million decline in selling, general and administrative expense was primarily due to reductions in headcount. These reductions were partially offset by start-up costs of approximately $1.9 million for a new Pierre Cardin Options line and operating expenses of $1.1 million associated with the recently acquired Ann Travis lines.

PROVISION FOR SETTLEMENT OF LITIGATION

     In Fiscal 2000 the Company recorded a litigation provision of $599.

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

    On October 7, 1999, the Company entered into a stipulation of settlement (the "Settlement") with the class action plaintiffs. In consideration for the discontinuance of the lawsuit with prejudice, the Company agreed to pay $10.0 million, of which $5.0 million is the Company's share and the balance is payable by the Company's insurers; issue 750,000 shares of the Company's common stock, and to pursue litigation against two of the Company's insurers to recover under its excess insurers' policies. An order approving the settlement was signed on July 12, 2000. In 1999, the Company recorded a charge of $5.9 million, which represented the cost of the Settlement. The Company funded its required cash contribution to the settlement as of March 31, 2000; except for the cost of litigation with one of the Company's insurers, which is not expected to be material.

RESTRUCTURING CHARGE

      On March 15, 2000 the Company announced it would close all of its domestic manufacturing plants. These facilities are located in Floyd and Independence, Virginia. During the first quarter ended March 31, 2000, the Company recorded a restructuring charge of $0.5 million which included the following:
      (i) $0.2 million to write down property, plant and equipment, and (ii) $0.3 million related to the cost of providing severance payments to approximately 200 employees terminated as a result of the facility closures which has been paid out to the employees. The plant closings were completed by the end of May 2000. The Company has put these facilities up for sale.

LOSS FROM OPERATIONS

    In Fiscal 2000, the Company reported a loss from operations of $3.7 million versus a loss of $5.3 million for Fiscal 1999, which was inclusive of the $5.9 million provision for the settlement of the Consolidated Class Action litigation.

INTEREST EXPENSE

       In Fiscal 2000, interest expense was $5.1 million versus $4.0 million in 1999. The increase was attributable to higher borrowings under the loan agreement and higher interest rates.

PROVISION FOR INCOME TAXES

       The Fiscal 2000 provision for income taxes of $0.88 million reflects state and local income taxes, versus a provision of $0.87 million in 1999.

NET LOSS

       In Fiscal 2000 the Company reported a net loss of $8.9 million, or ($2.26) per share, versus a net loss of $9.4 million, or ($2.65) per share in Fiscal 1999.

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

GROSS PROFIT

     Gross profit for Fiscal 1999 was $34.9 million, or 20.1 % of net sales, compared to $40.8 million, or 20.6% of net sales, for Fiscal 1998. Significant factors that contributed to the decline in gross profit included a competitive retail environment for non-major branded products, higher domestic manufacturing variances due to decreased sales volume in the Donnkenny label, and higher transportation costs. Subsequent to year-end, the Company announced its plan to exit the domestic manufacturing business.

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

RESTRUCTURING CHARGES

       During Fiscal 1998, the Company's production requirements continued to shift from domestically owned or leased facilities to out sourced suppliers. During 1998 and into 1999 several domestic facilities were closed and sold by the Company. In the fourth quarter of 1998, the Company recorded a pre-tax charge of $1.2 million in connection with the sale of its West Hempstead facility, which occurred on February 2, 1999. The restructuring charge included write offs of property, plant, equipment, employee severance payments and other incremental charges directly attributed to the sale of the manufacturing facility.

LOSS FROM OPERATIONS

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

NET LOSS

       In Fiscal 1999 the Company reported a net loss of $9.4 million, or ($2.65) per share, versus a net loss of $4.1 million or ($1.15) per share in Fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's liquidity requirements arise from the funding of working capital needs, primarily inventory and accounts receivable, and interest and principal payments related to certain indebtedness and capital expenditures. The Company's borrowing requirements for working capital fluctuate throughout the year.

        Capital expenditures were $1.1 million for Fiscal 2000 primarily for computer software and hardware, compared to $0.5 million in Fiscal 1999. In Fiscal 2000, the Company was permitted to spend up to $2.0 million on capital investments in accordance with the Credit Agreement described below. As part of the 1999 capital expense budget, the Company spent approximately $0.5 million for upgrading computer systems to become Year 2000 compliant.

         At the end of Fiscal 2000, direct borrowings under the revolving credit facility were $39.3 million and term loans amounted to $2.8 million. Additionally, the Company had letters of credit outstanding of $12.0 million, with unused facility of $23.0 million. At the end of Fiscal 1999, direct borrowings, term loans and letters of credit outstanding under the credit facility were $40.0 million, $2.5 million and $17.6 million, respectively.

         On June 29, 1999, the Company and its operating subsidiaries signed a three-year credit agreement (the "Credit Agreement") with CIT
Group/Commercial Services. The Credit Agreement provides the Company with a $75 million facility comprised of a $72 million revolver with sublimits up to $52 million for direct borrowings, $35 million for letters of credit, certain overadvances and a $3 million term loan.

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

         The Credit Facility contains several financial and operational covenants, including limitations on additional indebtedness, liens, dividends, stock repurchases and capital expenditures. In addition, the Company is required to maintain specified levels of tangible net worth and comply with minimum earnings before depreciation, amortization, interest, and taxes (EBITDA), and a minimum interest coverage ratio.

         During Fiscal 1999, the Company entered into the First and Second Amendment and Waiver agreements that waived the existing defaults at September 30,1999 and reset the amount of over advances for December 1999 and January 2000. On February 29, 2000, the Company entered into a Third Amendment and Waiver Agreement. The Third Amendment and Waiver waived any existing defaults as of December 31, 1999 and for the End of Month Period for January 2000 with respect to the Company's noncompliance with covenants related to Minimum Interest Coverage, EBITDA and Tangible Net Worth. Pursuant to this amendment, the interest rate on borrowings was increased to 1% above the prime rate effective February 29, 2000 and the over advance Amounts for Fiscal 2000 were amended and restated. Certain covenants were also amended for the respective quarter ends in Fiscal 2000. A fee of $75,000 was paid on February 29, 2000.

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

         On July 6, 2000, the Company entered into a Fifth Amendment to finance the acquisition of the Ann Travis business by the issuance of an additional $1.3 million term loan. The new term loan bears interest at the prime rate plus 1.5 % (11.0% at December 31, 2000) and is repayable over thirty six months commencing January 1, 2001. A fee of $100,000 was paid for the Fifth Amendment.

         On November 13, 2000, the Company entered into a Sixth Amendment and Waiver to revise the loan covenants as of September 30, 2000 and for the remainder of the year and to decrease factoring commissions from 0.45% to 0.35% effective September 1, 2000. A fee of $39,990 was paid in connection with the Sixth Amendment.

         On March 28, 2001, the Company entered into a Seventh Amendment and Waiver to extend the Final Maturity Date of the original agreement to June 30, 2004,waive existing events of default under the Credit Agreement as of December 31, 2000 with respect to the Company's non compliance with covenants related to minimum interest coverage, EBITDA, and tangible net worth, and to amend certain other provisions of the Credit Agreement including covenants and the level of allowable overadvances to support the Company's 2001 business plan. Pursuant to this amendment, the interest rate on borrowings was increased to 2.0% above the prime rate effective January 1, 2001. A fee of $200,000 will be paid in connection with the Seventh Amendment and Waiver.

         The Company also has a factoring agreement with CIT. The factoring agreement provides for a factoring commission equal to 0.35% of gross sales, plus certain customary charges. The factoring agreement expires on December 31, 2001.

         During Fiscal 2000, cash provided by operating activities was $2.9 million, principally as the result of decreases in inventory and increases in accounts payable offset by increases in accounts receivable, prepaid expenses and other current assets and decreases in accrued expenses and other current liabilities. During Fiscal 1999, cash used in operating activities was $11.9 million, principally as the result of increases in accounts receivable and inventory (which relate primarily to inventory in transit and to first quarter fiscal 2000) and decreases to accounts payable and accrued expenses, partially offset by decreases in other non-current assets.

         Cash used in investing activities in Fiscal 2000 included $1.5 million for the acquisition of the Ann Travis business, and $1.1 million for the purchase of fixed assets, offset by $0.2 million from the sale of fixed assets. Cash provided by investing activities in Fiscal 1999 included proceeds from the sale of fixed assets of $1.4 million offset by $0.5 for the purchase of fixed assets.

         Cash used in financing activities in Fiscal 2000 was $0.6 million which represents net repayments under the revolver of $0.8 million, repayments of $1.0 million of the term loan, repayments of $0.2 of a secured term loan and net borrowings of a new term loan of $1.3 million to finance the Ann Travis acquisition. Cash provided by financing activities in Fiscal 1999 was $10.7 million, which represented net borrowings under the revolving credit line of $8.4 million and net borrowings of the term loan of $2.3 million.

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

Apparel Industry Cycles and other Economic Factors

     The apparel industry historically has been subject to substantial cyclical variation, with consumer spending on apparel tending to decline during recessionary periods. A continuing decline in the general economy or uncertainties regarding future economic prospects may affect consumer spending habits, which, in turn, could have a material adverse effect on the Company's results of operations and its financial condition.

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

Foreign Operations

     The Company's foreign sourcing operations are subject to various risks of doing business abroad, including indirect vulnerability to currency fluctuations, quotas and, in certain parts of the world, political instability. Any substantial disruption of its relationships with its foreign suppliers could adversely affect the Company's operations. Some of the Company's imported merchandise is subject to United States Customs duties. In order to mitigate this risk, all of the Company's foreign purchasing in done in U.S. dollars. In addition, bilateral agreements between the major exporting countries and the United States impose quotas, which limit the amount of certain categories of merchandise that may be imported into the United States. Any material increase in duty levels, material decrease in quota levels or material decrease in available quota allocation could adversely affect the Company's operations.

Asian Operations

      The portion of the Company's products which it currently imports from Asia is further subject to certain political and economic risks including, but not limited to, political instability, changing tax and trade regulations and currency devaluations and controls. The impact, if any, of these regional events on the Company's business, and in particular its sources of supply, cannot be determined at this time. Approximately 78% of the products sold by the Company in Fiscal 2000 were manufactured in Asia.

Facility Closures

      On March 15, 2000 the Company announced that it would close all of its domestic manufacturing plants. These facilities are located in Floyd and Independence, Virginia. During the first quarter ended March 31, 2000, the Company incurred a restructuring charge of $0.5 which included the following:
(i) $0.3 million related to the cost of providing severance payments to approximately 200 employees terminated as a result of the facility closures which has been paid out to employees; (ii) $0.2 million to write down property, plant, and equipment. The plant closings were completed by end of May 2000. The Company has put these facilities up for sale.

Factors that May Affect Future Results and Financial Condition

     The Company's future operating results and financial condition are dependent upon its ability to successfully design, manufacture, import and market apparel.

Reverse Stock Split

     On February 15, 2000, the Company's Board of Directors adopted a resolution to recommend to the Company's shareholders a one for four reverse stock split as part of an effort to maintain continued listing of the Company's common stock on the NASDAQ Market. One of the requirements for continued listing on the NASDAQ National Market is the maintenance of a bid price for the Company's shares of $1.00 or higher. During the last quarter of 1999, and during fiscal 2000, the Company's bid price had fallen below $1.00.

     The reverse stock split recommendation was approved by the Company's shareholders at a special meeting held on April 18th, 2000. The reverse split became effective on April 20, 2000. As a result of the split, each four shares of common stock applicable to shareholders on the effective date of the split were converted into one share of stock. Prior to the split, the Company had 14,229,540 shares outstanding. As a result of the split, the Company had approximately 3,557,385 shares outstanding. Earnings (loss) per share and share amounts have been restated to reflect the reverse split for all periods presented.

     By letter dated May 8, 2000, NASDAQ notified the Company that although the Company had achieved compliance with the listing requirement of a closing bid price of at least $1.00, the Company's market capitalization had fallen below $5.0 million which is an additional requirement for listing on the NASDAQ National Market. Accordingly, while the Company maintained its listing with NASDAQ, the Company's securities were transferred from the NASDAQ National Market to the NASDAQ SmallCap Market effective with the opening of business on May 11, 2000.

     By letter dated July 18, 2000, NASDAQ notified the Company that the Company's stock had failed to maintain the $1.00 minimum bid price over the last 30 consecutive trading days. The Company was given 90 days to regain compliance, but failed to do so before the deadline on October 16, 2000. The Company petitioned the NASDAQ Board of Directors for continued listing. That request was denied and as of November 15, 2000 the Company's stock was delisted. As a result, the Company's stock is currently traded on the Over-the-Counter Market.

Recent Accounting Pronouncements

     In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." This statement addresses a limited number of issues causing implementation difficulties for entities applying SFAS No. 133. SFAS No. 133 requires that an entity recognize all derivative instruments as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company was required to adopt SFAS No. 133 effective January 1, 2001. Adoption of SFAS No. 133 did not have a significant impact on the Company's reported results of operations, equity or financial position, as it does not engage in derivative or hedging transactions.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". This bulletin summarizes certain of the SEC Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. This bulletin, through its subsequent revised releases SAB No. 101A and No. 101B, was effective for registrants no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The adoption of this SAB did not have a significant impact on the reported results of operations or equity of the Company.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Financial Statements following item 14 of this Annual Report of Form 10-K

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     DANIEL H. LEVY, a director of the Company, became Chairman of the Board and Chief Executive Officer of the Company on January 1, 2000. Prior thereto, he had been a principal of and consultant to LBK Consulting Inc., a retail consulting business, since January 1997 and during the period of 1994 to April 1996. From April 1996 through January 1997, he served as Chairman of the Board and Chief Executive Officer of Best Products, Inc., a retail sales company which filed for bankruptcy in September 1996. From 1993 through 1994, Mr. Levy served as Chairman of the Board and Chief Executive Officer of Conran's, a retail home furnishings company. From 1991 to 1993, he was Vice Chairman and Chief Operating Officer of Montgomery Ward, a retail sales company. Mr. Levy is a director of Whitehall Jewelers, Inc. Mr. Levy is 57 years old.

     LYNN SIEMERS-CROSS, a director of the Company, became President and Chief Operating Officer of the Company on April 14, 1997. Prior thereto, for more than five years, she was President of the Oak Hill Division of the Company. Ms. Siemers-Cross is 42 years old.

     BEVERLY EICHEL, has been Executive Vice President and Chief Financial Officer of the Company since October 1998. Prior thereto, she was Executive Vice President and Chief Financial Officer of Danskin, Inc. from June 1992 to September 1998, and had been its Corporate Controller from October 1987 to June 1992. Ms. Eichel also serves as Secretary of the Company. Ms. Eichel is 43 years old.

     SHERIDAN C. BIGGS, a director of the Company, is Executive-in-Residence at the Graduate Management Institute at Union College. Prior to that, he was a senior partner of Price Waterhouse, the accounting and consulting firm; he was with that firm for thirty-one years until his retirement in 1994. During his career at Price Waterhouse, Mr. Biggs served as a Vice Chairman and member of the firm's management committee. Mr. Biggs is 66 years old.

     HARVEY HOROWITZ, a director of the Company, served as Vice President, and General Counsel of the Company from October 1, 1996 to February 28, 1998 when he resigned his office. Mr. Horowitz is of counsel to the law firm of Mintz & Gold LLP, which provides legal services to the Company. For more than five years, prior to October 1, 1996, he was a partner of the law firm Squadron, Ellenoff, Plesent & Sheinfeld, LLP. Mr. Horowitz is a director of The Gotham Bank of New York, a financial institution. Mr. Horowitz is 58 years old.

     HARRY A. KATZ, a director of the Company, is Managing Partner of Retail Resources, L.P., a national distributor of supplies for retail chain stores. He is also Chairman of Mercury Commerce Inc., a computer software consulting company. Prior thereto, he was Vice President and acting Chief Financial Officer of Best Products. Mr. Katz is 50 years old.

     RICHARD C. RUSTHOVEN, a director of the Company, is a retired retail Executive with a 35-year career in the retail and apparel business. He was President and Chief Operating Officer of Stix, Baer and Fuller, a retail department store in St. Louis, MO. He was also Chairman and Chief Executive Officer of the Outlet Department Store and Denby Apparel chain store of Providence, RI. He was President and Chief Executive Officer of T.G&Y stores, a discount chain store in Oklahoma City, OK. He was President of Gentlemen's Warehouse, a men's specialty chain in New Bedford, MA and most recently was Executive Vice President of Apparel for Montgomery Ward & Company, Inc., a retail sales store in Chicago, IL. Mr. Rusthoven is 60 years old.

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

    To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 2000, all
Section 16(a) reporting requirements applicable to the Company's officers, directors and greater than ten percent shareholders were in compliance.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth compensation paid for the fiscal years ended December 31, 2000, December 31, 1999, and December 31, 1998 to those persons who were, at December 31, 2000 (i) the chief executive officer and (ii) the other most highly compensated executive officers of the Company (collectively, the "Named Executive Officers"). The information in the following tables with respect to the number of shares of Common Stock underlying options, option exercise prices and the number of shares of Common Stock acquired upon the exercise of options has been retroactively restated to reflect the one for four reverse stock split effective April 20, 2000.


                           SUMMARY COMPENSATION TABLE

                                                                        ---------------------------
                                                                                LONG TERM
                                                                               COMPENSATION
                                                 ANNUAL COMPENSATION              AWARDS
                                            ------------------------------------------------------------------------
                                                                                        SECURITIES      ALL OTHER
                                                                          RESTRICTED    UNDERLYING    COMPENSATION
                                  FISCAL                                  STOCK        OPTIONS/SARS
NAME AND PRINCIPAL POSITION        YEAR        SALARY         BONUS        AWARDS           (5)            (1)
--------------------------------------------------------------------------------------------------------------------
Daniel H. Levy (2)                 2000       $429,902       $25,000                      37,500         2,580
Chairman of the Board and Chief
Executive Officer

Lynn Siemers-Cross (3)             2000       $502,652                                                     600
President and Chief Operating      1999       $502,652                                                     810
Officer                            1998       $502,550                                    25,000         1,020

Beverly Eichel (4)                 2000       $327,652       $50,000                                       600
Executive Vice President and       1999       $275,000                                                     810
Chief Financial Officer            1998        $63,462       $50,000                      37,500           255

(1) Represents insurance premiums paid by, or on behalf of, the Company during the covered fiscal year with respect to term life insurance for the benefit of the Named Executive Officer.

(2) This individual became an Executive Officer of the Company in 2000. The Company paid Mr. Levy a relocation bonus of $25,000 with a gross up for the tax effect of this bonus.

(3) Bonus for 1998 included the grant of options to purchase 25,000 shares of common stock

(4) This individual became an Executive Officer of the Company in 1998. Annual compensation represents prorated compensation from date of hire in October 1998 and a signing bonus paid in connection with the execution of her employment agreement with the Company.

(5) All options have been retroactively restated to reflect the one for four reverse stock split effective April 20, 2000.

EMPLOYMENT AGREEMENTS

Daniel H. Levy

     As of January 1, 2000, Mr. Levy entered into an employment agreement with the Company to serve as its Chairman of the Board and Chief Executive Officer. While the term of the employment agreement is for three years, the agreement gave the Company and Mr. Levy the right to terminate the agreement at the end of three, six and twelve months. In the event the Company exercised this termination right, the Company agreed to pay Mr. Levy severance of three, six and twelve months respectively. On May 17, 2000 Mr. Levy and the Company waived their rights to terminate the employment agreement.

    Mr. Levy's employment agreement provides for a base annual salary of $500,000, as well as a discretionary performance bonus based on the achievement of goals to be set by the Compensation Committee of the Company's Board of Directors, and certain insurance benefits. The Company paid Mr. Levy a relocation bonus of $25,000, with a gross up for the tax effect of this bonus.



     In connection with the execution of the employment agreement, the Compensation Committee granted Mr. Levy 37,500 restricted shares of the Company's stock, which will vest December 31, 2002. The employment agreement further provides for the issuance of another 37,500 restricted shares of the Company's stock if Mr. Levy is employed by the Company on June 30, 2002, which shares would also vest on December 31, 2002. Mr. Levy also was granted options to purchase 37,500 shares of the Company's common stock, at a purchase price of $2.75 a share. 25,000 of these stock options vested on June 30, 2000 and the balance of 12,500 vested on December 31, 2000. The employment agreement provides that the restricted shares and the options granted would have accelerated vesting in the event of a change in control of the Company.

     The agreement provides that in the event Mr. Levy's employment is terminated (except in certain limited circumstances) following a change in control of the Company, Mr. Levy will have the right to receive severance benefits equal to three times the sum of his then annual salary inclusive of any performance bonus. On February 26, 2001 Mr. Levy's employment agreement was amended to eliminate the restricted stock award referred to in his original agreement, and increased his annual base salary to $700,000 effective January 1, 2001.

Lynn Siemers-Cross

     On June 12, 1997, Ms. Siemers-Cross entered into a four-year employment agreement with the Company to serve as its President and Chief Operating Officer. The agreement provides for a base annual salary of $500,000, a discretionary performance bonus based on the achievement of goals to be set annually by the Compensation Committee, as well as certain insurance and other benefits.

     In addition, in connection with the execution of the employment agreement, the Compensation Committee granted to Ms. Siemers-Cross 37,500 restricted shares and options to purchase an aggregate of 37,500 additional shares at a price equal to the closing price of the Common Stock on the date of grant. The agreement further provides for an incentive cash bonus equal to the appreciation over five years of 12,500 shares of stock. The restricted shares, options and right to receive the incentive cash bonus will vest over the term of the agreement, subject to acceleration in the event of a change in control of the Company.

     The agreement provides that in the event Ms. Siemers-Cross' employment is terminated (except in certain limited circumstances) following a change in control of the Company, Ms. Siemers-Cross will have the right to receive severance benefits equal to three times the sum of the last annual salary inclusive of performance bonus (but not incentive bonus). On October 11, 2000, Ms. Siemers-Cross' agreement was extended to December 31, 2002. The extension agreement grants severance benefits to three times the sum of the annual base salary in effect on the date of termination, provided that Ms. Siemers-Cross exercises her termination rights within ninety (90) days following a Change of Control.

Beverly Eichel

    On September 28, 1998, Ms. Eichel entered into a two-year employment agreement with the Company to serve as Executive Vice President and Chief Financial Officer, providing for a base salary of $275,000 per annum and a one time signing bonus of $50,000. The agreement provides for a discretionary performance bonus based on the achievement of goals to be set annually by the Compensation Committee of the Board, as well as certain insurance benefits. In addition, in connection with the commencement dates the agreement provides for the grant of options to purchase 37,500 shares of Common Stock at an exercise price equal to the fair market value on the date of grant, vesting over three years. The agreement provides that in the event Ms. Eichel's employment is terminated (except in certain limited circumstances) following a change in control of the Company, Ms. Eichel will have the right to receive severance benefits equal to one and one half times the sum of the last annual salary inclusive of performance bonus.

    On June 6, 2000, Ms. Eichel's employment agreement was extended to December 31, 2002 at a base salary of $325,000 per annum. The agreement also provides for a discretionary performance bonus, as in the original agreement. The agreement provides that in the event Ms. Eichel's employment is terminated (except in certain limited circumstances) following a Change in Control of the Company, Ms. Eichel will have the right to receive severance benefits equal to twice the sum of the her base salary. If Ms. Eichel provides notice of termination to the Company within ninety (90) days from the effective date of Change in Control, she is entitled to receive benefits equal to one and one half times her base salary in effect on the date of termination.

2000 STOCK OPTIONS GRANTS

     The Company strives to distribute stock option awards broadly throughout the organization. Stock option awards are based on the individual's position and contribution to the Company. The Company's long term performance ultimately determines compensation from stock options because stock option value is entirely dependent on the long term growth of the Company's common stock price.

     The following table sets forth certain information concerning options granted to the Chief Executive Officer and the Named Executive Officers and Directors during Fiscal 2000, including information concerning the potential realizable value of such options.


                        OPTION GRANTS IN LAST FISCAL YEAR

                                                                                            POTENTIAL REALIZABLE
                                                                                           VALUE AT ASSUMED ANNUAL
                                                                                               RATES OF STOCK
                                                                                             PRICE APPRECIATION
                                                INDIVIDUAL GRANTS                             OPTION TERM (1)
                             ------------------------------------------------------- -----------------------------------
                                 NUMBER OF
                                 SECURITIES         % OF TOTAL        EXERCISE
                                 UNDERLYING        # OF OPTIONS       PRICE (3)     EXPIRATION
NAME                             OPTION (#)      GRANTED IN 2000       ($/SH)          DATE         5% ($)      10% ($)
----                             ----------      ---------------       ------          ----         ------      -------
Daniel H. Levy                    37,500              24.79%             2.75         1/1/10        64,875      164,250
Lynn Siemers-Cross                  -                   -                 -             -             -            -
Sheridan C. Biggs                   -                   -                 -             -              -           -
Harvey Horowitz                     -                   -                 -             -              -           -
Harry A. Katz (2)                  3,750               2.48%             0.69        3/28/10         1,613        4,125
Richard C. Rusthoven (2)           3,750               2.48%            0.468        9/27/10         1,092        2,817

(1) The dollar amounts under these columns are the result of calculations at the 5% and 10% rates set by the SEC and, therefore, are not intended to forecast possible future appreciation, if any, of the Company's stock price.

(2) Represents options granted to Messrs. Katz and Rusthoven as directors pursuant to the Company's 1994 Non-Employee Director Option Plan.

(3) All options were granted at an exercise price equal to the market value of the Company's common stock on the date of grant.

                                AGGREGATE OPTION
                        EXERCISES IN LAST FISCAL YEAR AND
                       FISCAL YEAR ENDED OPTION VALUES(1)

                                                                   NUMBER OF SECURITIES
                                                                  UNDERLYING UNEXERCISED             VALUE OF UNEXERCISED
                                   SHARES                               OPTIONS AT                 IN-THE-MONEY OPTIONS AT
                                  ACQUIRED                          DECEMBER 31, 2000                DECEMBER 31, 2000 (2)
                                ON EXERCISE       VALUE             -----------------                ---------------------
                                    (#)          REALIZED     EXERCISABLE      UNEXERCISABLE     EXERCISABLE  UNEXERCISABLE
                                    ---          --------     -----------      -------------     -----------  -------------
Daniel H. Levy (3)                   0              0           43,750               0                0                0
Lynn Siemers-Cross (4)               0              0           49,000            15,375              0                0
Sheridan C. Biggs                    0              0            6,250               0                0                0
Harvey Horowitz                      0              0           11,875               0                0                0
Harry A. Katz                        0              0            3,750               0                0                0
Richard C. Rusthoven                 0              0            3,750               0                0                0
Beverly Eichel (5)                   0              0           30,000             7,500              0                0

(1) All options were granted at an exercise price equal to market value of the common stock on the date of grant.
(2) Amount reflects the market value of the underlying shares of common stock at the closing sales price reported on the Over-the-Counter Market on December 31, 2000 $.33 per share.
(3) Represents 6,250 options granted to him under the Company's 1994 non-employee director option plan, 37,500 options granted to him in connection with the execution of his employment agreement.
(4) Represents 1,875 options granted to her under the Company's 1992 Stock Option Plan, 37,500 options granted in connection with the execution of her employment agreement and 25,000 options granted as part of her Fiscal 1998 compensation.
(5) Represents 37,500 options granted in connection with the execution of her employment agreement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information, as of March 22, 2001, with respect to beneficial ownership of the Company's Common Stock by: (i) each of the Company's directors, (ii) each of the Company's Named Executive Officers,
(iii) each person who is known by the Company beneficially to own more than 5% of the Company's Common Stock, and (iv) by all directors and executive officers who served as directors or executive officers of March 22, 2001 as a group. All information in the table below with respect to the Common Stock of the Company has been restated to reflect the two-for-one stock split paid to all holders of Common Stock of record on December 4, 1995 and a one-for-four reverse stock split effective April 20, 2000. For purposes of this table, beneficial ownership is defined in accordance with 13d-3 under the Securities Exchange Act of 1934, as amended and means generally the power to vote or dispose of the securities, regardless of any economic interest therein.

NAME AND ADDRESS                       COMMON STOCK
OF BENEFICIAL OWNER                BENEFICIALLY OWNED(1)       PERCENTAGE OWNED
-------------------                ---------------------       ----------------
Daniel H. Levy                         1,388,638 (2)                 31.8%

Putnam Investments, Inc.                 299,813 (3)                 6.86%
1 Post Office Square
Boston, MA  02109

Bruce Galloway                           285,650 (4)                 6.54%
1325 Avenue of the Americas
New York, NY 10019

Lynn Siemers-Cross                        43,750 (5)                  1.0%

Sheridan C. Biggs                         36,500 (6)                   *

Harvey Horowitz                            8,750 (7)                   *

Harry A. Katz                                    (2)                   *

Richard C. Rusthoven                       3,750 (8)                   *

Beverly Eichel                            30,000 (9)                   *

All directors and officers as a group (7  persons)

-------

*    Less than 1%.

(1) Percentage to be based on the number of shares of Common Stock outstanding as of March 22, 2001.

(2) Based on the Company's records and information filed in Schedule 13D/A filed with the Company on February 27, 2001, Daniel H. Levy is the beneficial owner of 1,388,638 shares of Common Stock, or 32.2% of the outstanding common stock, consisting of 671,819 shares of Common Stock owned directly by Mr. Levy, 43,750 shares of Common Stock which Mr. Levy has a right to acquire pursuant to presently exercisable stock options which were issued to Mr. Levy pursuant to the Company's 1994 Non- Employee Director Option Plan and 669,319 shares of Common Stock owned by Harry A. Katz, a Director of the Company, which Mr. Levy has the right to direct the vote of pursuant to a certain Letter Agreement between Mr. Katz and Mr. Levy dated January 8, 2001, and 3,750 shares of Common Stock which Mr. Katz has a right to acquire pursuant to presently exercisable stock options which, upon Mr. Katz's exercise, Levy would have the right to direct the vote of pursuant to the Letter Agreement between Mr., Katz and Mr., Levy. As mentioned above, Harry A. Katz is the record owner of 669,319 shares of Common Stock owned directly and 3,750 shares of Common Stock underlying options which were issued to Mr. Katz pursuant to the Company's 1994 Non-Employee Director Option Plan. Such options are currently exercisable.

(3) Based on information contained in Schedule 13G/A filed with the Company on February 17, 2000. Includes shares held by Putman Investment Management, Inc. and Putman Advisory Company, Inc.

(4) Based on information contained in Schedule 13G/A filed with the Company on January 17,2001.

(5) Includes 1,875 shares of underlying options which have been granted on April 19, 1996 to Lynn Siemers-Cross pursuant to the Company's 1992 Stock Option Plan, 10,000 shares underlying options issued as part pursuant to Ms. Siemers-Cross' Fiscal 1998 compensation and 37,500 shares underlying options which were granted pursuant to Ms. Siemers-Cross employment agreement 37,500 restricted shares granted to Ms. Siemers-Cross pursuant to her employment agreement and 6,250 shares of stock issued as part of her Fiscal 1997 compensation. Not included are 15,000 shares underlying options issued as part of Fiscal 1998 compensation, which are exercisable in 2002, 2003 and 2004.

(6) Includes 10,250 shares owned by Sheridan C. Biggs and 26,250 shares underlying options, which have been granted to Mr. Biggs pursuant to the Company's 1994 Non-Employee Director Option Plan. Such options are currently exercisable.

(7) Includes 625 shares owned by Harvey Horowitz and 8,125 shares underlying options which have been granted to Mr. Horowitz pursuant to the Company's 1994 Non- Employee Director Option Plan. Such options are currently exercisable.

(8) 3,750 shares underlying options were granted to Richard C. Rusthoven pursuant to the Company's 1994 Non- Employee Director Option Plan. Such options are currently exercisable.

(9) Includes 30,000 shares underlying options, which are vested, out of 37,500 underlying options, which have been granted to Beverly Eichel pursuant to her employment agreement. The balance of 7,500 options vested in September 2001.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Mr. Horowitz is of counsel to the law firm of Mintz & Gold LLP, which provides legal services to the Company. Mintz and Gold received approximately $150,000 in fees during 2000 for legal services rendered to the Company. On June 13, 2000, the Company engaged Gayle Hanley as a merchandising and design consultant. Ms. Hanley, who has been engaged in the consulting/retail business for 30 years, is the wife of Daniel H. Levy, Chairman and CEO of the Company. Her consulting compensation was $90,675. From October 16, 2000 to March 2, 2001, Ms. Hanley was employed full time as EVP Merchandising and Design for the Company at an annual salary of $300,000. Since March 2, she has not performed any further services for the Company.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as part of this report:

          1.   Independent Auditors' Report

               Consolidated Balance Sheets at December 31, 2000 and 1999

               Consolidated Statements of Operations for the Years ended December 31, 2000, 1999 and 1998

               Consolidated Statements of Stockholders' Equity for the Years ended December 31, 2000, 1999 and 1998

               Consolidated Statements of Cash Flows for the Years ended December 31, 2000, 1999 and 1998

               Notes to Consolidated Financial Statements

          2.   Financial Statement Schedule

          Valuation and Qualifying Accounts

          3. The Exhibits, which are listed on the Exhibit Index attached hereto

     (b)  Reports on Form 8-K

     The Company filed no reports on Form 8-K during the last quarter of Fiscal 2000.

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE COMPANY HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

DATED:  MARCH 30, 2001

                                  DONNKENNY, INC.


                                  BY:  /S/  DANIEL H. LEVY
                                      ----------------------------------------
                                      DANIEL H. LEVY, CHAIRMAN OF THE BOARD OF
                                      DIRECTORS AND CHIEF EXECUTIVE OFFICER

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE COMPANY IN THE CAPACITIES AND ON THE DATES INDICATED.

                                  /S/  DANIEL H. LEVY
                                  --------------------------------------------
DATED:  MARCH 30, 2001            DANIEL H. LEVY, CHAIRMAN OF THE BOARD OF
                                  DIRECTORS  AND CHIEF EXECUTIVE OFFICER
                                  (PRINCIPAL EXECUTIVE OFFICER)

                                  /S/  LYNN SIEMERS-CROSS
                                  --------------------------------------------
DATED:  MARCH 30, 2001            LYNN SIEMERS-CROSS, PRESIDENT AND CHIEF
                                  OPERATING OFFICER



                                  /S/  BEVERLY EICHEL
DATED:   MARCH 30, 2001           --------------------------------------------
                                  BEVERLY EICHEL, CHIEF FINANCIAL OFFICER,
                                  EXECUTIVE VICE PRESIDENT-FINANCE AND SECRETAR
                                  (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)


                                  /S/  SHERIDAN C. BIGGS
                                  --------------------------------------------
DATED:   MARCH 30, 2001           SHERIDAN C. BIGGS, DIRECTOR

                                  /S/  HARRY A. KATZ
                                  --------------------------------------------
DATED:   MARCH 30, 2001           HARRY A. KATZ, DIRECTOR


                                  /S/  HARVEY HOROWITZ
                                  --------------------------------------------
DATED:   MARCH 30, 2001           HARVEY HOROWITZ, DIRECTOR


                                  /S/  RICHARD C. RUSTHOVEN
                                  --------------------------------------------
DATED:   MARCH 30, 2001           RICHARD C. RUSTHOVEN, DIRECTOR

                                 EXHIBIT INDEX

Exhibit                       Description                                         Sequentially
No.                           of Exhibit                                          Numbered Page
---                           ----------                                          -------------
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

10.49           Credit Agreement among Donnkenny Apparel, Inc., Beldoch
                Industries Corporation, the Guarantors Named therein, the
                Lenders Named therein and the CIT Group/Commercial Services,
                Inc., dated as of June 29, 1999.(13)

10.50           The Waiver and First Amendment to Credit Agreement, dated as of
                November 11, 1999 among the Company, the Lenders Named therein and the CIT Group/Commercial Services, Inc.(14)

10.51           The Second Amendment Agreement, dated as of December 23, 1999 among the Company, the Lenders Named therein and the CIT Group/
                Commercial Services, Inc.(15)

10.52 Employment agreement between Daniel H. Levy and the Company, dated January 1, 2000.(15)

10.53           The Third Amendment and Waiver Agreement, dated as of February
                29, 2000 among the Company, the Lenders Named therein and the CIT Group/Commercial Services, Inc.(15)

10.54           The Fourth Amendment and Waiver Agreement, dated as of April 13,
                2000 among the Company, the Lenders Named therein and the CIT
                Group/Commercial Services, Inc.(15)

10.55           Asset Purchase Agreement between Ann Travis Inc. and DonnKenny
                Apparel, Inc. dated as of June 1, 2000.(16)

10.56           The Fifth Amendment and Waiver Agreement, dated as of July 6,
                2000 among the Company, the Lenders Named therein and the CIT
                Group/Commercial Services, Inc.(16)

10.57           The First Amendment to the Employment Agreement between Daniel
                H. Levy and the Company dated May 17, 2000.(16)

10.58 Employment Agreement between Beverly Eichel and the Company dated June 6,2000.(16)

10.59           The Sixth Amendment and Waiver Agreement, dated as of November
                13, 2000, among the Company, the Lenders Named therein and the CIT Group/Commercial Services, Inc.(17)

10.60 Employment Agreement between Lynn Siemers-Cross and the Company dated October 11, 2000.(17)

10.61           Amendment to Rights Agreement dated January 4, 2001 between
                DonnKenny, Inc. and Mellon Investor Services.(18)

10.62           The Second Amendment to the Employment Agreement between Daniel
                H. Levy and the Company dated February 26, 2001.(19)

10.63           The Seventh Amendment and Waiver Agreement dated as of March 28,
                2001, among the Company, the Lenders Named therein and the CIT
                Group/Commercial Services, Inc.(19)

21              Subsidiaries of the Company.

-----------------
(1) Incorporated herein by reference to the Company's Registration Statement on Form S-1 (Registration No. 33-48243), as filed with the Commission on May 29, 1992 (the "Registration Statement").

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

(15) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(16) Incorporated herein by reference to the Company's Report on Form 10-Q filed with the Commission on August 25, 2000.

(17) Incorporated herein by reference to the Company's Report on Form 10-Q filed with the Commission on November 14, 2000.

(18) Incorporated herein by reference to the Company's Report on Form 8-K filed with the Commission on January 10, 2001.

(19)     Filed herewith.

                                   Exhibit 21

                          SUBSIDIARIES OF THE COMPANY



Subsidiary                                      Jurisdiction of Incorporation
Christiansburg Garment Company                  Delaware
Donnkenny Apparel, Inc.                         Delaware
Beldoch Industries Corporation                  Delaware
H Squared Dispositions, Inc.                    New York

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Donnkenny, Inc.

     We have audited the accompanying consolidated balance sheets of Donnkenny, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the fiscal years in the three year period then ended. Our audits also included the financial statement schedule listed in the Index at item 14(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects the consolidated financial position of Donnkenny, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the fiscal years in the three year period then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



Deloitte & Touche LLP
New York, New York
March 21, 2001
(March 28, 2001 as to Note 6)

                        DONNKENNY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                          DECEMBER 31,          DECEMBER 31,
                                                                              2000                  2000
                                                                        ---------------------------------------
ASSETS
CURRENT ASSETS:
    Cash................................................                      $      65              $     180
    Accounts receivable, net of allowances for bad debts
       of $109 and $382, respectively...................                         30,968                 30,022
    Recoverable income taxes............................                            155                    304
    Inventories.........................................                         19,730                 29,323
    Deferred tax assets.................................                          1,482                  2,865
    Prepaid expenses and other current assets...........                          1,177                    636
    Assets held for sale................................                          1,206                    456
                                                                        ----------------       ----------------
    Total current assets ...............................                         54,783                 63,786
PROPERTY, PLANT AND EQUIPMENT, NET .....................                          5,076                  5,981
OTHER ASSETS ...........................................                            430                    546
INTANGIBLE ASSETS ......................................                         31,054                 31,524
                                                                        ----------------       ----------------

TOTAL ..................................................                      $   91,343             $  101,837
                                                                        ================       ================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current portion of long-term debt ..................                      $   1,523              $   1,168
    Accounts payable ...................................                         11,751                 10,351
    Accrued expenses and other current liabilities .....                          2,310                  3,965
                                                                        ----------------       ----------------
        Total current liabilities ......................                         15,584                 15,484
                                                                        ----------------       ----------------
LONG-TERM DEBT .........................................                         40,624                 41,607
DEFERRED TAX LIABILITIES ...............................                          1,482                  2,865

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred stock $.01 par value; authorized 500
       shares, issued none .............................
    Common stock, $.01 par value; authorized 20,000
       shares, issued and outstanding 4,367 and
       3,557 shares in 2000 and 1999 respectively                                    44                     36
    Additional paid-in capital .........................                         50,449                 47,877
    Issuable shares for litigation settlement ..........                              -                  1,875
    Deficit ............................................                        (16,840)                (7,907)
                                                                        ----------------       ----------------
    Total stockholders' equity .........................                         33,653                 41,881
                                                                        ----------------       ----------------

TOTAL ..................................................                      $  91,343              $ 101,837
                                                                        ================       ================


          See accompanying notes to consolidated financial statements.

                        DONNKENNY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                    YEAR ENDED             YEAR ENDED              YEAR ENDED
                                                                    DECEMBER 31,           DECEMBER 31,            DECEMBER 31,
                                                                        2000                   1999                    1998
                                                                ----------------------------------------------------------------
NET SALES .............................................               $ 151,055              $ 173,749              $ 197,861
COST OF SALES .........................................                 124,073                138,816                157,069
                                                                ----------------       ----------------       ----------------

       Gross Profit ...................................                  26,982                 34,933                 40,792

OPERATING EXPENSES:
    Selling, general and administrative expenses ......                  28,194                 33,002                 38,221
    Amortization of goodwill and other related
       acquisition costs ..............................                   1,437                  1,390                  1,321
    Provision for settlement of litigation ............                     599                  5,875                      -
    Restructuring charge ..............................                     500                      -                  1,180
                                                                ----------------       ----------------       ----------------

       Operating (loss) income ........................                  (3,748)                (5,334)                    70

OTHER EXPENSE:

    Interest expense                                                      5,097                  4,007                  4,778
                                                                ----------------       ----------------       ----------------

       Loss before income taxes .......................                  (8,845)                (9,341)                (4,708)

INCOME TAX EXPENSE (BENEFIT) ..........................                      88                     87                   (644)
                                                                ----------------       ----------------       ----------------

    NET LOSS ..........................................                $ (8,933)              $ (9,428)              $ (4,064)
                                                                ================       ================       ================

    Basic and diluted (loss) per common share .........                $  (2.26)              $  (2.65)              $  (1.15)
                                                                ================       ================       ================

    Shares used in the calculation of basic and diluted
       (loss) per common share ........................               3,956,679              3,552,000              3,537,500
                                                                ================       ================       ================




          See accompanying notes to consolidated financial statements.

                        DONNKENNY, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                          ISSUABLE
                                                                           ADDITIONAL     SHARES FOR     RETAINED     TOTAL
                                                     PREFERRED   COMMON     PAID-IN       LITIGATION     EARNINGS  STOCKHOLDERS'
                                                      STOCK      STOCK       CAPITAL      SETTLEMENT     (DEFICIT)    EQUITY
                                                 ------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997                               $ -        $ 35      $47,466         $    -      $ 5,585     $ 53,086
   Issuance of Common Stock ...................            -           1           235             -            -          236
   Net Loss ...................................            -           -            -              -        (4,064)     (4,064)
                                                     --------   ---------   ----------    -----------    ----------  ----------

BALANCE, DECEMBER 31, 1998                               $ -        $ 36      $47,701         $    -      $  1,521    $ 49,258
   Issuance of Common Stock ...................            -           -          176              -             -         176
   Issuable shares for litigation settlement ..            -           -            -          1,875             -       1,875
   Net Loss ...................................            -           -            -              -        (9,428)     (9,428)
                                                     --------   ---------   ----------    -----------    ----------  ----------

BALANCE, DECEMBER 31, 1999                               $ -        $ 36      $47,877        $ 1,875      $ (7,907)   $ 41,881
   Issuance of Common Stock ...................            -           -          705              -             -         705
   Issuance of shares for litigation settlement            -           8        1,867         (1,875)            -           -
   Net Loss ...................................                        -            -              -        (8,933)     (8,933)
                                                     --------   ---------   ----------    -----------    ----------  ----------

BALANCE, DECEMBER 31, 2000                               $ -        $ 44      $50,449        $     -      $(16,840)   $ 33,653
                                                     ========   =========   ==========    ===========    ==========  ==========

          See accompanying notes to consolidated financial statements.

                        DONNKENNY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                       YEAR ENDED            YEAR ENDED              YEAR ENDED
                                                                       DECEMBER 31,          DECEMBER 31,            DECEMBER 31,
                                                                          2000                   1999                   1998
                                                                  -----------------     -----------------        ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss)                                                           $ (8,933)             $ (9,428)              $ (4,064)
    Adjustments to reconcile net cash
       provided by (used in) operating activities:

      Provision for shares issuable on litigation settlement ..                 -                 1,875                      -
      Deferred income taxes ...................................                 -                     -                   (177)
      Depreciation and amortization of fixed assets ...........               820                   814                  1,687
      Loss on disposal of fixed assets ........................                 -                     5                    506
      Amortization of intangibles and other assets ............             1,437                 1,390                  1,321
      Write down of fixed assets ..............................               200                     -                    907
      Provision for losses on accounts receivable .............                22                   (72)                   (46)
    Changes in assets and liabilities, net of the effects
      of acquisitions and disposals:
      (Increase) decrease in accounts receivable ..............              (968)                 (587)                (4,864)
      Decrease in recoverable income taxes ....................               149                   351                    526
      (Increase) decrease in inventories ......................            10,144                (7,351)                 5,276
      Decrease (increase) in prepaid expenses and other
         current assets .......................................              (541)                  630                    881
      Decrease (increase) in other non-current assets                         116                 1,780                 (2,327)
      (Decrease) increase in accounts payable .................             1,400                 1,960                   (929)
      Decrease in accrued expenses and
         other current liabilities ............................              (950)               (3,290)                   (53)
                                                                  ----------------      ----------------       ----------------
         Net cash  provided by (used in) operating activities..             2,896               (11,923)                (1,356)
                                                                  ----------------      ----------------       ----------------


CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment .................            (1,054)                 (501)                (2,452)
    Proceeds from sale of property, plant and equipment .......               189                 1,381                    836
    Acquisition of business ...................................            (1,518)                    -                      -
    Increase in intangibles ...................................                 -                     -                 (1,789)
                                                                  ----------------      ----------------       ----------------
         Net cash (used in) provided by investing activities ..            (2,383)                  880                 (3,405)
                                                                  ----------------      ----------------       ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increases (repayments) of long-term debt ..............            (1,168)                2,346                 (5,580)
    Proceeds of long-term debt ................................                 -                     -                    483
    Borrowings for acquisition                                              1,300                     -                      -
    Net increases (repayments) under revolving credit line ....              (760)                8,374                 10,104

         Net cash  (used in)provided by financing activities ..              (628)               10,720                  5,007
                                                                  ----------------      ----------------       ----------------

NET (DECREASE) INCREASE IN CASH ...............................              (115)                 (323)                   246
CASH, AT BEGINNING OF PERIOD ..................................               180                   503                    257
                                                                  ----------------      ----------------       ----------------

CASH, AT END OF PERIOD ........................................           $    65               $   180                $   503
                                                                  ================      ================       ================

    Supplemental Disclosures

    Income Taxes paid .........................................           $    61               $   206                $    72
                                                                  ================      ================       ================
    Interest paid .............................................           $ 4,527               $ 3,438                $ 4,072
                                                                  ================      ================       ================

    Supplemental schedule of non-cash financing
    activities ................................................
    Issuance of common stock                                              $   705               $   176                $   236
                                                                  ================      ================       ================

          See accompanying notes to consolidated financial statements.

                        DONNKENNY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Business - The Company designs, manufactures, imports and markets a broad line of moderately priced women's sportswear and operates in one business segment. The Company's products are primarily sold throughout the United States by retail chains, department stores and smaller specialty shops.

     Principles of Consolidation - The consolidated financial statements include the accounts of Donnkenny, Inc. and its wholly-owned subsidiaries (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

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

     Other Assets - Other assets at December 31, 2000 and 1999 of $430 and $546, respectively, represent deferred financing costs, which are amortized over the term of the related debt agreement.

     Intangible Assets - Goodwill, which represents the excess purchase price over fair value of net assets acquired relates to the acquisition of the Company in 1989 following a change in control, the sportswear division of Oak Hill Sportswear Corporation ("Oak Hill"), Beldoch Industries Corporation ("Beldoch") in 1995, and Ann Travis in 2000 (see note 17). Goodwill is amortized on a straight-line basis over the expected periods to be benefited, ranging from 10 to 40 years.

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

     The Company assesses the recoverability of goodwill by determining whether the amortization of goodwill over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operations or assets. If the estimated cash flows are less than the carrying value, an impairment loss is charged to operations based on the difference between the carrying amount, and the estimated discounted cash flows.

     Advertising Expense - Advertising costs incurred to produce media advertising for major new campaigns are expensed in the year in which the advertising first takes place. Other advertising costs are expensed when incurred. Net advertising expenses of $815, $572, and $606 were included in the selling, general and administrative expenses in the Company's Consolidated Statements of Operations for the years ended December 31, 2000, 1999, and 1998, respectively.

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

     Fair Value of Financial Instruments - The carrying amount of significant financial instruments, which includes accounts receivable, accounts payable and accrued expenses, all approximated fair value as of December 31, 2000 and December 31, 1999 due to their short-term maturities. Long-term debt approximates fair value due to either its variable interest rate or short-term maturities.

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

     Recent Accounting Pronouncements - In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." This statement addresses a limited number of issues causing implementation difficulties for entities applying SFAS No. 133. SFAS No. 133 requires that an entity recognize all derivative instruments as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company was required to adopt SFAS No. 133 effective January 1, 2001. Adoption of SFAS No. 133 did not have significant impact on the Company's reported results of operations, equity or financial position, as it does not engage in derivative or hedging transactions.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". This bulletin summarizes certain of the SEC Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. This bulletin, through its subsequent revised releases SAB No. 101A and No. 101B, was effective for registrants no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The adoption of this SAB did not have a significant impact on the reported results of operations or equity of the Company.

     Reclassifications - Certain reclassifications have been made in 1999 and 1998 financial statements to conform to the 2000 presentation.

2.   INVENTORIES

     Inventories consisted of the following at December 31, 2000 and December 31, 1999:

                                                      2000          1999
                                                      ----          ----
         Raw materials......................        $ 1,719        $1,548
         Work in process....................            936         2,742
         Finished goods.....................         17,075        25,033
                                                    -------       -------
                                                    $19,730       $29,323
                                                    =======       =======

3.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant, and equipment consisted of the following at December 31, 2000 and December 31, 1999:

                                                         2000          1999
                                                         ----          ----
         Land and land improvements.........              $213         $ 409
         Buildings and improvements.........             4,634         5,263
         Machinery and equipment............             4,371         4,645
         Furniture and fixtures.............             1,736         1,727
                                                       -------       --------
                                                        10,954        12,044
         Less accumulated depreciation and
            amortization....................             5,878         6,063
                                                       =======       ========
                                                        $5,076        $5,981
                                                       =======       ========

4.   INTANGIBLE ASSETS

     Intangible assets consisted of the following at December 31, 2000 and December 31, 1999:

                                                        2000          1999
                                                        ----          ----
         Goodwill...............................       $36,241      $35,274
         Licenses...............................         6,325        6,325
                                                      --------     --------
                                                        42,566       41,599
         Less accumulated amortization..........        11,512       10,075
                                                      ========     ========
                                                       $31,054      $31,524
                                                      ========     ========

5.   ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities consisted of the following at December 31, 2000 and December 31, 1999:

                                                        2000             1999
                                                        ----             ----
         Accrued Salaries, Benefits and Bonus            $515           $1,809

         Accrued Litigation Settlement..........            -              625
         Other Accrued Expenses.................        1,795            1,531
                                                       ------           ------
         Total  ................................       $2,310           $3,965
                                                       ======           ======

6.   LONG-TERM DEBT

     Long-term debt consisted of the following at December 31, 2000 and December 31, 1999:

                                                          2000            1999
                                                          ----            ----
         Revolving Credit Borrowings..............       $39,258       $40,017
         Senior Term Loans........................         2,800         2,500
         Other (a)................................            89           258
                                                         -------       -------
         Total  ..................................       $42,147       $42,775
         Less current maturities..................         1,523         1,168
                                                         -------       -------
                                                         $40,624       $41,607
                                                         =======       =======

         Annual maturities of long-term debt are
         as follows:
         2001                                            $ 1,523       $ 1,168
         2002                                                933         1,090
         2003                                                433       $40,517
         2004                                            $39,258             -
                                                         -------       -------
                                                         $42,147       $42,775
                                                         =======       =======

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

     Borrowings under the Credit Agreement originally bore interest at the prime rate plus one half percent (9% at December 31, 1999). The Credit Agreement provides for advances of (i) up to 90% of eligible accounts receivable plus (ii) up to 60% of eligible inventory plus (iii) up to 60% of the undrawn amount of all outstanding letters of credit plus (iv) allowable overadvances. The term loan requires quarterly payments of $250 plus all accrued and unpaid interest beginning September 30, 1999 through June 30, 2002. The Credit Agreement expires on June 30, 2002.

    Collateral for the Credit Facility includes a first priority lien on all accounts receivable, machinery, equipment, trademarks, intangibles and inventory, a first mortgage on all real property and a pledge of the Company's stock interest in the Company's operating subsidiaries, Donnkenny Apparel, Inc. and Beldoch Industries Corporation.

    The Credit Facility contains numerous financial and operational covenants, including limitations on additional indebtedness, liens, dividends, stock repurchases and capital expenditures. In addition, the Company is required to maintain specified levels of tangible net worth and comply with a minimum earnings before depreciation, amortization, interest and taxes (EBITDA) and a minimum interest coverage ratio.

    During Fiscal 1999, the Company entered into the First and Second Amendment and Waiver Agreements that waived existing defaults at September 30, 1999 and reset the amounts Overadvances for December 1999 and January 2000. On February 29, 2000, the Company entered into a Third Amendment and Waiver Agreement. The Third Amendment and Waiver waived any existing defaults as of December 31, 1999 and for the End of Month Period for January 2000 with respect to the Company's noncompliance with covenants related to Minimum Interest Coverage, EBITDA and Tangible Net Worth. Pursuant to this amendment, the interest rate on borrowings was increased to 1% above the prime rate effective February 29, 2000 and the Overadvance Amounts for Fiscal 2000 were amended and restated. Certain covenants were also amended for the respective quarter ends in Fiscal 2000. A fee of $75,000 was paid on February 29, 2000.

    On April 13, 2000, the Company entered into a Fourth Amendment and Waiver Agreement to support the Company's 2000 business plan. The Fourth Amendment and Waiver waived any existing defaults as of the End of Month Period for March 2000 with respect to the Company's noncompliance with covenants related to Minimum Interest Coverage, EBITDA and Tangible Net Worth. Pursuant to this amendment, the interest rate on borrowings and the term loan was increased to 1.5% above the prime rate (11% of December 31, 2000) effective April 13, 2000 and the Overadvance Amounts for Fiscal 2000 were amended. Certain covenants were also amended for the respective quarter ends in Fiscal 2000. A fee of $75,000 was paid for the Fourth Amendment and Waiver.

    On July 6, 2000, the Company entered into a Fifth Amendment to finance the acquisition of the Ann Travis business (see note 17) by the issuance of an additional $1.3 million term loan. The new term loan bears interest at the prime rate plus 1.5 % (11.0% at December 31, 2000) and is repayable over thirty six months commencing January 1, 2001. A fee of $100,000 was paid for the Fifth Amendment.

    On November 13, 2000, the Company entered into a Sixth Amendment and Waiver to revise the loan covenants as of September 30, 2000 and for the remainder of the year and decrease the factoring commission from 0.45% to 0.35% effective September 1, 2000. A fee of $39,990 was paid in connection with the Sixth Amendment.

    On March 28, 2001, the Company entered in to a Seventh Amendment and Waiver to extend the Final Maturity Date of the original agreement to June 30, 2004; waive existing events of default under the Credit Agreement as of December 31, 2000 with respect to the Company's non-compliance with covenants related to minimum interest coverage, EBITDA and Tangible Net Worth; and to amend certain other provisions of the Credit Agreement including covenants and the level of allowable overadvances to support the Company's 2001 business plan. Pursuant to this amendment, the interest rate on borrowings was increased to 2.0% above the prime rate effective January 1, 2000. A fee of $200,000 will be paid in connection with the Seventh Amendment and Waiver.

    The Company also has a factoring agreement with CIT. The factoring agreement provides for a factoring commission equal to .45% of gross sales, plus certain customary charges. On November 27, 2000, the factoring agreement was amended to lower the commission rate effective September 1, 2000 to .35% of gross sales and to extend the agreement through December 31, 2001.

    At December 31, 2000 the Company was contingently liable for outstanding letters of credit issued amounting to $11,821.

--------
(a) Other debt consists of a secured term loan that was entered into on June 30, 1998 in the amount of $483. As of December 31, 2000 the principal balance of this loan amounted to $89. The interest rate is fixed at 8.75% and the loan requires monthly principal and interest payments of $15 through June 2001. Software, machinery and equipment secure this obligation.

7.       INCOME TAXES

     Income tax expense (benefit) for the years ended December 31, 2000, 1999 and 1998 and is comprised of the following:


                                                 2000        1999          1998
                                                 ----        ----          ----
         Current:
             Federal......................      $    -      $     -      $    -
             State and local..............          88           87        (310)
         Deferred.........................           -            -        (334)
                                                ------      -------      -------
                                                $   88      $    87      $ (644)
                                                ======      =======      =======

         A reconciliation of the statutory Federal tax rate and the effective rate is as follows:

                                                      2000      1999       1998
                                                      ----      ----       ----
         Federal statutory tax rate................   (34)%     (34)%      (34)%
         State and local taxes, net of federal
             income tax benefit....................    (2)       (3)        (2)
         Losses not providing state and local
             tax benefit...........................     -         -         (8)
         Nondeductible items.......................    12         4          7
         Losses not providing federal tax benefit       -         2          -
         Increase of valuation allowance...........    25        32         23
         Other.....................................     -         -          -
                                                      -----     ------     -----
                                                        1%        1%       (14)%
                                                      =====     ======     =====

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

                                                     DECEMBER 31,   DECEMBER 31,
                                                         2000           1999
                                                     ------------   ------------
         Deferred tax assets:
             Accounts receivable allowances........  $      36      $     141
             Inventory valuation...................        832          1,139
             Accrued expenses......................        472          1,449
             State operating loss carryforwards....      1,573          1,177
             Federal operating loss carryforwards        7,696          4,783
             Other.................................        141            136
                                                     ----------     ----------
                 Total gross deferred tax assets...     10,750          8,825
                                                     ----------     ----------

         Deferred tax liabilities:
             Property, plant and equipment.........     (1,159)        (1,159)
             Intangibles...........................     (2,843)        (3,037)
                                                     ----------     ----------
                 Total gross deferred tax
                   liabilities                          (4,002)        (4,196)
                                                     ----------     ----------
         Net deferred tax asset....................      6,748          4,629
         Less valuation allowance..................     (6,748)        (4,629)
                                                     ----------     ----------

         Net deferred taxes .......................  $       -      $       -
                                                     ==========     ==========

     As of December 31, 2000 and 1999, the Company recorded a valuation allowance against the net deferred tax assets due to uncertainty of the realization of net operating loss carryforwards.

     The Company has estimated Federal net operating loss carryforwards of approximately $22,635 and state and local net operating loss carryforwards of approximately $34,039 as of December 31, 2000. Net operating loss carryforwards, which if unused, will expire from 2011 through 2022.

8.   LEASES

     Rental expense for operating leases for the years ended December 31, 2000, 1999, and 1998 approximated $3,296 $3,223, and $4,557, respectively. Minimum future rental payments as of December 31, 2000 for operating leases with initial noncancelable lease terms in excess of one year, are as follows:

         Year Ending December 31,                                     Amount
         ------------------------
         2001................................................         $3,026
         2002................................................          2,606
         2003................................................          2,305
         2004................................................          2,231
         2005................................................          2,231
         Thereafter                                                    2,231
                                                                       -----
                                                                     $14,630
9.   EMPLOYEE BENEFIT PLAN

      The Company sponsors an Employees' Savings 401(k) Plan (the "Plan") covering substantially all of its employees. Contributions to the Plan are made by the Company at the discretion of the Board of Directors. The Company matched the employee contributions for fiscal 2000 and 1999 in the amounts of $43 and $55, respectively. The Company did not make contributions to the plan in Fiscal 1998 except for the payment of administrative expenses.

10.  EARNINGS PER SHARE

      Basic EPS is computed by dividing net income or loss attributable to common stockholders by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (warrants to purchase common stock and common stock options using the treasury stock method) were exercised or converted into common stock. Potentially issuable common shares in the diluted EPS computation are excluded in net loss periods, as their effect would be antidilutive. See note 16 regarding the reverse stock spilt.

     In the years ended December 31, 2000, 1999 and 1998, the incremental shares under stock plans of 0, 73,314, and 107,813, were not considered for the diluted earnings per share calculation due to their antidilutive effect. As such, the amounts reported for basic and diluted earnings per share are the same.

11.  STOCK BASED COMPENSATION

a.   Stock Options

     The Company has a stock award and incentive program that permits the issuance of up to 500,000 options on terms as determined by the Board of Directors. Effective April 20, 2000, the Company had a one for four reverse stock split (see note 16).

     Under the terms of the plan, options granted may be either non-qualified or incentive stock options and the exercise price, determined by the Stock Option committee, may not be less than the fair market value of the Company's Common Stock on the date of the grant.

     Information regarding the Company's stock option plan is summarized below:

                                          2000                           1999                         1998
                               ----------------------------   ---------------------------   --------------------------
                                               WEIGHTED-                    WEIGHTED-                     WEIGHTED-
                                                AVERAGE                      AVERAGE                       AVERAGE
                                               EXERCISE                   EXERCISE PRICE                  EXERCISE
                                OPTIONS          PRICE         OPTIONS                       OPTIONS        PRICE
                               -----------   --------------   ----------  ---------------   ----------  --------------
Outstanding at beginning
    Of the year...............  383,225           12.56         435,038       $ 16.16         415,163        $21.68
Granted.......................  151,250            1.52          62,500          5.04         125,000          4.52
Exercised.....................        -               -               -             -               -             -
Cancelled.....................  130,345           14.43        (114,313)        18.08        (105,125)        24.16
                               -----------   --------------   ----------  ---------------   ----------  --------------
Outstanding at end of year ...  404,130            9.85         383,225         12.56         435,038         16.16
                               ===========                    ==========                    ==========
Exercisable at end of year ...  212,701                         171,485                       121,040
                               ===========                    ==========                    ==========
Available for grant at
year end......................   95,870                         116,775                        64,962
                               ===========                    ==========                    ==========


The options outstanding at December 31, 2000 range in price as follows:

                        # OF
                      OPTIONS                 EXERCISE PRICE
                      -------                 --------------
                      183,125                 $ 0.00 -  3.88
                       66,250                 $ 4.00 -  8.00
                       47,851                 $10.00 - 13.50
                       78,751                 $15.75 - 17.75
                       28,153                 $26.75 - 72.25

     The Company applies Accounting Principles Board Opinion No. 25, and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans because the exercise price for stock options granted equaled the market price of the underlying stock at the date of grant. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net income
(loss) and earnings/(loss) per share for the years ended December 31, 2000, 1999 and 1998 would have been adjusted to the pro forma amounts indicated below:

                                                   2000       1999       1998
                                                   ----       ----       ----
     Net(loss):
     As reported...............................  $(8,933)   $(9,428)   $(4,064)
                                                 ========   ========   ========

     Pro forma...............................    $(9,717)   $(9,675)   $(4,777)
                                                 ========   ========   ========

     Basic and diluted net (loss) per share:     $ (2.26)   $ (2.65)   $ (1.15)
                                                 ========   ========   ========
     As reported...............................

     Pro forma ...............................   $ (2.46)   $ (2.72)   $ (1.35)
                                                 ========   ========   ========

     The weighted average Black-Scholes value of the options granted during 2000, 1999 and 1998 were $1.47, $1.13, and $0.83, respectively. The following weighted-average assumptions were used in the Black-Scholes option-pricing model for grants in 2000, 1999 and 1998 respectively: dividend yield of 0% for all periods, volatility of 130%, 119%, and 71%, risk-free interest rate of 5.24%, 5.35%, and 4.82%, and an expected life of 10, 10 and 7 years.

b.   Restricted Stock

     In 1996, the Company adopted a plan to issue up to 1,000,000 shares of restricted stock to employees of the Company. During 1997, 305,000 shares were granted to employees of the Company at no cost to the employees. Of the total number of restricted shares granted, 5,000 shares vested and were issued upon the date of grant at the fair market value of $2.94 per share. The remaining 300,000 restricted shares were granted at a per share price of $2.94 and vest as follows: 60,000 shares vested and were issued March 31, 1999; 240,000 shares vested on March 31, 2000 and 60,000 shares (as a result of the reverse stock split) were issued in fiscal 2000. In January 2000, 150,000 shares of restricted stock were granted to an executive of the Company in connection with his employment agreement at no cost to him. The executive's employment agreement was amended effective January 1, 2001 to rescind the 150,000 restricted stock grant. Compensation cost recorded in 2000, 1999 and 1998 were $94, $261, and $328, respectively, which represents the amortization of the value of the restricted stock award at the date of grant over the vesting period.

c.   Warrants

     On January 14, 1997, the Company issued warrants to purchase 75,000 shares of Common Stock at $5.00 per share to the principal of a company to rescind an acquisition transaction. The warrants are immediately exercisable and will expire July 23, 2004.

d.   Stock Appreciation Rights

     In 1997, the Company awarded stock appreciation rights to two Executive Officers. These officers will be paid an amount equal to the appreciation over 5 years of 100,000 shares of stock. No compensation expense was recorded for these stock appreciation rights in 2000, 1999 or 1998.

12.  RESTRUCTURING CHARGES

     On March 15, 2000 the Company announced that it would close all of its domestic manufacturing plants. These facilities are located in Floyd and Independence, Virginia. During the first quarter ended March 31,2000, the Company recorded a restructuring charge of $0.5 million which included the following: (i) $ 0.2 million to write down property, plant and equipment; and
(ii) $0.3 million related to the cost of providing severance payments to approximately 200 employees terminated as a result of the facility closures, which has been paid out to employees. The plant closings were completed by end of May 2000. The Company has put these facilities up for sale. As of December 31, 2000, assets held for sale included a total of three facilities.

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

13   COMMITMENT AND CONTINGENCIES

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

       On October 7, 1999, the Company entered into a stipulation of settlement (the "Settlement") with the class action plaintiffs. In consideration for the discontinuance of the lawsuit with prejudice, the Company agreed to pay $10.0 million, of which $5.0 million is the Company's share and the balance is payable by the Company's insurers; issue 3 million shares of the Company's common stock (which when issued in the fourth quarter of fiscal 2000 was 750,000 shares as a result of the reverse stock split), and to pursue litigation against two of the Company's insurers to recover under its excess insurers' policies. An order approving the settlement was signed on July 12, 2001. In 1999, the Company recorded a charge of $5.9 million, which represented the cost of the Settlement. The Company had funded its required cash contribution to the settlement as of March 31, 2000; except for the cost of the litigation with one of the Company's insurers, which is not expected to be material.

b. On April 27, 1998 an action was commenced against the Company in the United States District Court for the Western District of Virginia, by Wanda King, a former employee of the Company. In her complaint, the Plaintiff seeks damages in excess of $8.0 million claiming that she was constructively discharged by reason of the fact that she resigned from her position rather than followed alleged improper and illegal instructions from her supervisors and superiors. The Company denied the allegations contained in the Complaint. The Company has interposed an answer to the Complaint denying the material allegations. Pre-trial discovery is now taking place and a trial is scheduled for July 10, 2001

c. The Company is a party to legal proceedings arising in the ordinary course of its business. Management believes that the ultimate resolution of these proceedings and the proceeding mentioned in Item b above, will not, in the aggregate, have a material adverse effect on the financial condition, results of operations, liquidity or business of the Company. The Company has recorded a litigation provision of $599,000 in Fiscal 2000.

14   BUSINESS CONCENTRATIONS

     Substantially all of the Company's sales are made to customers in the United States. Sales to one chain store retailer accounted for approximately 13%, 11%, and 13%, of the Company's sales in 2000, 1999 and 1998, respectively and accounts receivable from this customer was $3,365 at December 31, 2000. Sales to one wholesale club were 17%, 17%, and 15% in 2000, 1999, and 1998, respectively and accounts receivable from this customer was $12,978 at December 31, 2000. No other customers accounted for more than 8% of the Company's sales in 2000, 1999, and 1998. The Company estimates an allowance for doubtful accounts based on the creditworthiness of its customers as well as general economic conditions. Consequently, an adverse change in those factors could affect the Company's estimate of its bad debts.

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

     As of January 4, 2001, the Company amended its Rights Agreement to change the definition of "Exempt Person." The definition of an Exempt Person now includes a group consisting of an executive and director of the Company and their affiliates, but only to the extent that such group does not become a beneficial owner of an additional 1% or more of the voting stock of the Company.

16.  REVERSE STOCK SPLIT

     On February 15, 2000, the Company's Board of Directors adopted a resolution to recommend to the Company's shareholders a one for four reverse stock split as part of an effort to maintain continued listing of the Company's common stock on the NASDAQ Market.

      The reverse stock split recommendation was approved by the Company's shareholders at a special meeting held on April 18 2000. The reverse split became effective on April 20, 2000. As a result of the split, each four shares of common stock applicable to shareholders on the effective date of the split were converted into one share of stock. One of the requirements for continued listing on the NASDAQ National Market is the maintenance of a bid price for the Company's shares of $1.00 or higher. During the last quarter of 1999, and during fiscal 2000, the Company's bid price had fallen below $1.00.

     Prior to the split, the Company had 14,229,540 shares outstanding. As a result of the split, the Company had approximately 3,557,385 shares outstanding. Earnings (loss) per share and share amounts have been restated to reflect the reverse split for all periods presented.

     By letter dated May 8, 2000, NASDAQ notified the Company that although the Company had achieved compliance with the listing requirement of a closing bid price of at least $1.00, the Company's market capitalization had fallen below $5.0 million which is an additional requirement for listing on the NASDAQ National Market. Accordingly, while the Company maintained its listing with NASDAQ, the Company's securities were transferred from the NASDAQ National Market to the NASDAQ SmallCap Market effective with the opening of business on May 11, 2000. By letter dated July 18,2000,NASDAQ notified the Company that the Company's stock had failed to maintain the $1.00 minimum bid price over last 30 consecutive trading days. The Company was given 90 days to regain compliance, but failed to do so before the deadline on October 16,2000. The Company petitioned the NASDAQ Board of Directors for continued listing. That request was denied and as of November 15, 2000, the Company's stock was delisted. The Company's shares are now traded on the Over-the-Counter Market.

17.  ANN TRAVIS ACQUISITION

     On July 1, 2000 the Company acquired certain assets of Ann Travis Inc. ("Ann Travis") for $1.5 million, including costs incurred in the acquisition of $.3 million. Ann Travis designs, imports, and markets women's sportswear. Assets acquired included $.5 million of certain merchandise inventory, the Ann Travis and Decade Designs trademarks and the license rights for sales of women's apparel under the Delta Burke trademark. The purchase was funded by CIT under a new $1.3 million term loan which requires payment in equal installments over three years commencing January 1, 2001 (see note 6). Goodwill of $1.0 million was recorded in connection with this acquisition and will be amortized over ten years. The acquisition was accounted for as a purchase.

     The following unaudited pro-forma net sales information combines financial information of the Company with Ann Travis for Fiscal 2000 and 1999 assuming the acquisition had occurred as of January 1, 1999:

Net Sales                     2000                       1999
                           -----------               ------------
                           $  161,400                  $189,500

     The pro-forma net loss for fiscal 2000 and 1999 for this acquisition, had the acquisition occurred at the beginning of 1999, is not significant, and accordingly, is not presented. The unaudited pro-forma combined net sales information is not necessarily indicative of the results of operations of the combined companies, had the acquisition occurred on the dates specified above, nor is it indicative of future results of operations.

                                 DONNKENNY, INC.

                      INDEX TO FINANCIAL STATEMENT SCHEDULE

     Schedule II     Valuation and Qualifying Accounts ......................

                                   SCHEDULE II

                                 DONNKENNY, INC.

                        Valuation and Qualifying Accounts

                               For the Years ended
                        December 31, 2000, 1999 and 1998

                                               BALANCE OF           CHARGED TO
                                              BEGINNING OF          COSTS AND                               BALANCE AT END
                                                  PERIOD             EXPENSES              DEDUCTIONS         OF PERIOD
                                             ---------------       -------------          -----------       ---------------
Year ended December 31, 2000
    Reserve for bad debts                       $   365,000             (22,000)            (250,000)        $    93,000
    Reserve for discounts                            17,000           1,930,000           (1,931,000)             16,000
                                             ---------------                                                -------------
       Subtotal for accounts receivable         $   382,000                                                  $   109,000
                                             ===============                                                =============
    Reserve for inventory markdowns             $ 1,921,000           4,290,000           (4,527,000)        $ 1,684,000
                                             ===============                                                =============

Year ended December 31, 1999:
    Reserve for bad debts                       $  602,000             (173,000)             (64,000)        $   365,000
    Reserve for discounts                            18,000           1,583,000           (1,584,000)             17,000
                                             ---------------                                                -------------
       Subtotal for accounts receivable         $   620,000                                                  $   382,000
                                             ===============                                                =============
    Reserve for inventory markdowns             $ 1,935,000           1,786,000           (1,800,000)        $ 1,921,000
                                             ===============                                                =============

Year ended December 31, 1998:
    Reserve for bad debts                       $   511,000              45,000              (46,000)        $   602,000
    Reserve for bad discounts                       209,000           1,190,000            1,381,000              18,000
                                             ---------------
       Subtotal for accounts receivable         $   720,000                                                  $   620,000
                                             ===============                                                =============
    Reserve for inventory markdowns             $ 3,384,000           1,909,000           (3,358,000)        $ 1,935,000
                                             ===============                                                =============
