Form 10-Q
period 2001-03-31
DONNKENNY INC
filed 2001-05-11
CIK 29693

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to __________

                         Commission file number 0-21940
                                                -------

                                 Donnkenny, Inc.
                                -----------------
             (Exact name of registrant as specified in its charter)

            Delaware                                 51-0228891
            ---------                                -----------
    (State or jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                 Identification No.)

                        1411 Broadway, New York, NY 10018
                        ---------------------------------
               (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code (212) 790-3900
                                                           ---------------
                                 NOT APPLICABLE
                                 ---------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the
registrant was required to file such reports), Yes [X]    No [___]and (2) has
been the subject to such filing requirements for the past 90 days.
Yes [X]    No [__].

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

     Common Stock $0.01 par value                       4,367,417
-----------------------------------                   -------------
               (Class)                         (Outstanding at May 8, 2001)

                         DONNKENNY, INC AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (FORM 10-Q)

PART I - FINANCIAL INFORMATION                                                             Page
                                                                                           ----
Consolidated financial statements:

         Independent Accountants' Report

         Balance sheets as of March 31, 2001 (unaudited) and December 31, 2000.............I-1

         Statements of operations for the three months ended
         March 31, 2001 and 2000 (unaudited)...............................................II-1

         Statements of cash flows for the three months ended
         March 31, 2001 and 2000 (unaudited)...............................................III-1

         Notes to Consolidated Financial Statements (unaudited)  ..........................IV-1-4

         Management's Discussion and Analysis of Financial Condition and
         Results of Operations.............................................................V-1-3

PART II - OTHER INFORMATION

         Legal Proceedings and Other Information...........................................VI-1

         Exhibits and Reports on Form 8-K..................................................VI-2

         Signatures........................................................................VI-3

                         INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of Donnkenny, Inc.

We have reviewed the accompanying consolidated balance sheet of Donnkenny, Inc. and subsidiaries as of March 31, 2001, and the related consolidated statements of operations and cash flows for the three-month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Donnkenny, Inc. and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 21, 2001 (March 28, 2001 as to note 6), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2000 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



DELOITTE & TOUCHE LLP
New York, New York
May 8, 2001

            DONNKENNY, INC. AND SUBSIDIARIES
              Consolidated Balance Sheets
         (in thousands, except per share data)

                                                       March 31,    December 31,
                                                         2001           2000
                                                      ----------    ------------
                                                      (Unaudited)
CURRENT ASSETS
     Cash ...........................................  $     82       $     65
     Accounts receivable - net of allowances of
       $103 and $109, in 2001 and 2000 respectively .    28,913         30,968
     Recoverable income taxes .......................       143            155
     Inventories ....................................    18,505         19,730
     Deferred tax assets ............................     1,482          1,482
     Prepaid expenses and other current assets ......     1,324          1,177
     Assets held for sale ...........................     1,185          1,206
                                                       --------       --------
     Total current assets ...........................    51,634         54,783
PROPERTY, PLANT AND EQUIPMENT, NET ..................     5,426          5,076
OTHER ASSETS ........................................       351            430
INTANGIBLE ASSETS ...................................    30,680         31,054
                                                       --------       --------

TOTAL ...............................................  $ 88,091       $ 91,343
                                                       ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
       Current portion of long-term debt ............  $  1,479       $  1,523
       Accounts payable .............................    10,949         11,751
       Accrued expenses and other current liabilities     3,141          2,310
                                                       --------       --------
          Total current liabilities .................    15,569         15,584
                                                       --------       --------
LONG-TERM DEBT ......................................    37,031         40,624
DEFERRED TAX LIABILITIES ............................     1,482          1,482

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred stock $.01 par value; authorized 500
      shares, issued none ...........................
    Common stock, $.01 par value.  Authorized 10,000
      shares,  issued and outstanding 4,367 shares
      in 2001 and 2000 ..............................        44             44
    Additional paid-in capital ......................    50,449         50,449
    Deficit .........................................   (16,484)       (16,840)
                                                       --------       --------
   Total Stockholders' Equity .......................    34,009         33,653
                                                       --------       --------

TOTAL ...............................................  $ 88,091       $ 91,343
                                                       ========       ========

          See accompanying notes to consolidated financial statements.

                 DONNKENNY, INC. AND SUBSIDIARIES
              Consolidated Statements of Operations
              (in thousands, except per share data)
                           (unaudited)

                                                               Three Months Ended
                                                         --------------------------------
                                                         March 31, 2001   March 31, 2000
                                                         --------------   ---------------
NET SALES ........................................       $    37,308       $    42,395
COST OF SALES ....................................            28,454            35,812
                                                         -----------       -----------

    Gross profit .................................             8,854             6,583

OPERATING EXPENSES:
    Selling, general and administrative expenses .             6,773             8,171
    Amortization of goodwill and other related
     acquisition costs ...........................               373               348
   Restructuring charge ..........................                                 500
                                                         -----------       -----------

        Operating income (loss) ..................             1,708            (2,436)

INTEREST EXPENSE .................................             1,306             1,041
                                                         -----------       -----------

        Income (loss)  before income taxes .......               402            (3,477)

INCOME TAXES .....................................                45                25
                                                         -----------       -----------

      NET INCOME (LOSS) ..........................       $       357       $    (3,502)
                                                         ===========       ===========

Basic and diluted (loss)  per common share .......       $      0.08       $     (0.98)
                                                         ===========       ===========

Shares used in the calculation of basic and diluted
   earnings per common share .....................         4,367,417         3,557,400
                                                         ===========       ===========



          See accompanying notes to consolidated financial statements.

                        DONNKENNY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                      (in thousands, except per share data)
                                   (unaudited)

                                                               Three Months Ended
                                                         -----------------------------
                                                           March 31,        March 31,
                                                              2001             2000
                                                         ------------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ..................................       $    357        $ (3,502)
Adjustments to reconcile net cash
   (used in) provided by operating activities:
    Depreciation and amortization of fixed assets ..            260             201
    Write down of fixed assets .....................             --             200
    Disposal of fixed assets .......................              1              --
    Amortization of intangibles and other assets ...            373             348
   Provision for losses on accounts receivable .....              5              --
Changes in assets and liabilities:
        (Increase) decrease in accounts receivable .          2,049          (1,519)
        Decrease in recoverable income taxes .......             13             115
        Decrease in inventories ....................          1,225           8,914
        Increase in prepaid expenses and
          other current assets .....................           (147)           (225)
        Decrease in other non-current assets .......             79              16
        Decrease in accounts payable ...............           (802)         (2,034)
        Increase (decrease) in accrued expenses and
          other current liabilities ................            831            (401)
                                                           --------        --------
          Net cash provided by operating activities           4,244           2,113
                                                           --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment ......           (590)           (149)
                                                           --------        --------
          Net cash used in investing activities ....           (590)           (149)
                                                           --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Repayment of long-term debt ................           (402)           (291)
        Net borrowings under revolving credit line .         36,609          40,010
        Net (repayments) under revolving credit line        (39,844)        (41,801)
                                                           --------        --------

         Net cash used in financing activities .....         (3,637)         (2,082)
                                                           --------        --------

NET INCREASE/(DECREASE) CASH .......................             17            (118)
CASH, AT BEGINNING OF PERIOD .......................             65             180
                                                           --------        --------

CASH, AT END OF PERIOD .............................       $     82        $     62
                                                           ========        ========

SUPPLEMENTAL DISCLOSURES

Income taxes paid ..................................       $     25        $     11
                                                           ========        ========
Interest paid ......................................       $  1,173        $    970
                                                           ========        ========

          See accompanying notes to consolidated financial statements.

                                     III - 1

                        DONNKENNY, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the Rules of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. The Company believes the disclosures made are adequate to make such financial statements not misleading. The results for the interim periods presented are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company's Report on Form 10-K for the year ended December 31, 2000. Balance sheet data as of December 31, 2000 have been derived from audited financial statements of the Company.

NOTE 2 - INVENTORIES

Inventories consist of the following:

                                                  In Thousands
                                                  ------------
                                           March 31,        December 31,
                                             2001              2000
                                             ----              ----

Raw materials .....................        $ 1,779          $    1,719
Work-in-process ...................            596                 936
Finished goods ....................         16,130              17,075
                                           -------           ---------
                                           $18,505           $  19,730
                                           =======           =========

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

         Borrowings under the Credit Agreement as amended (see below) bear interest at the prime rate plus two percent (10% at March 31, 2001). The Credit Agreement provides for advances of (i) up to 90% of eligible accounts receivable plus (ii) up to 60% of eligible inventory plus (iii) up to 60% of the undrawn amount of all outstanding letters of credit plus (iv) allowable overadvances. The term loan requires quarterly payments of $0.250 million plus all accrued and unpaid interest beginning September 30, 1999 through June 30, 2002. The Credit Agreement as amended expires on June 30, 2004.

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

         During Fiscal 1999, the Company entered into the First and Second Amendment and Waiver Agreements that waived existing defaults at September 30, 1999 and reset the amounts of overadvances for December 1999 and January 2000. On February 29, 2000, the Company entered into a Third Amendment and Waiver Agreement. The Third Amendment and Waiver waived any existing defaults as of December 31, 1999 and for the End of Month Period for January 2000 with respect to the Company's noncompliance with covenants related to Minimum Interest Coverage, EBITDA and Tangible Net Worth. Pursuant to this amendment, the interest rate on borrowings was increased to 1% above the prime rate effective February 29, 2000 and the Overadvance Amounts for 2000 were amended and restated. Certain covenants were also amended for the respective quarter ends in 2000. A fee of $75,000 was paid on February 29, 2000.

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

         On July 6, 2000, the Company entered into a Fifth Amendment to finance the acquisition of the Ann Travis business (see note 7) by the issuance of an additional $1.3 million term loan. The new term loan bears interest at the prime rate plus 2.0 % and is repayable over thirty six months commencing January 1, 2001. A fee of $100,000 was paid for the Fifth Amendment.

         On November 13, 2000, the Company entered into a Sixth Amendment and Waiver Agreement to revise the loan covenants as of September 30, 2000 and for the remainder of the year and decrease the factoring commission from 0.45% to 0.35% effective September 1, 2000 (see below). A fee of $39,990 was paid in connection with the Sixth Amendment.

         On March 28, 2001, the Company entered into a Seventh Amendment and Waiver Agreement to extend the Final Maturity Date of the original agreement to June 30, 2004, to waive existing events of default under the Credit Agreement as of December 31, 2000 with respect to the Company's non-compliance with covenants related to minimum interest coverage, EBITDA and Tangible Net Worth, and to amend certain other provisions of the Credit Agreement including covenants and the level of allowable Overadvances to support the Company's 2001 business plan. Pursuant to this amendment, the interest rate on borrowings was increased to 2.0% above the prime rate effective January 1, 2001. A fee of $200,000 was paid in connection with the Seventh Amendment and Waiver.

            The Company also has a factoring agreement with CIT. The factoring agreement provides for a factoring commission equal to .45% of gross sales, plus certain customary charges. On November 27, 2000, the factoring agreement was amended to lower the commission rate effective September 1, 2000 to .35% of gross sales and to extend the agreement through December 31, 2001.

NOTE 4 -  RESTRUCTURING CHARGE

         The restructuring charge of $0.5 million in the first quarter of 2000 is related to the Company's closure of all of its domestic manufacturing facilities.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

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

                  On October 7, 1999, the Company entered into a stipulation of settlement (the "Settlement") with the class action plaintiffs. In consideration for the discontinuance of the lawsuit with prejudice, the Company agreed to pay $10.0 million, of which $5.0 million was the Company's share (paid by March 31, 2000) and the balance was payable by the Company's insurers; issue 750, 000 shares of the Company's common stock (which were issued on December 29, 2000), and to pursue litigation against one of the Company's insurers to recover under its excess insurers' policies. An order approving the settlement was signed on July 12, 2000. The cost of the litigation is not expected to be material.

         b. On April 27, 1998, an action was commenced against the Company in the United States District Court for the Western District of Virginia by Wanda King, a former employee of the Company. In her complaint, the Plaintiff seeks damages in excess of $8.0 million, claiming that she was constructively discharged by reason of the fact that she resigned from her position rather than follow alleged improper and illegal instructions from her supervisors and superiors. The Company has interposed an answer to the Complaint denying the material allegations. Pretrial discovery is now taking place and a trial is scheduled for July 10, 2001.

         c. The Company is also a party to legal proceedings arising in the ordinary course of its business. Management believes that the ultimate resolution of these proceedings will not, in the aggregate, have a material adverse effect on financial condition, results of operations, liquidity or business of the Company.

         NOTE 6 - ANN TRAVIS ACQUISITION

                  On July 1, 2000 the Company acquired certain assets of Ann Travis Inc. ("Ann Travis") for $1.5 million, including costs incurred in the acquisition of $.3 million. Ann Travis designs, imports, and markets women's sportswear. Assets acquired included $.5 million of certain merchandise inventory, the Ann Travis and Decade Designs trademarks and the license rights for sales of women's apparel under the Delta Burke trademark. The purchase was funded by CIT under a new $1.3 million term loan which requires payments in equal installments over three years commencing January 1, 2001 (see note 3). Goodwill of $1.0 million was recorded in connection with this acquisition and will be amortized over ten years. The acquisition was accounted for as a purchase.

                        DONNKENNY, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Comparison of quarters ended March 31, 2001 and 2000
----------------------------------------------------

         Net sales decreased by $5.1 million, or 12.0% from $42.4 million in the first quarter of 2000 to $37.3 million in the first quarter 2001. The decline in the Company's net sales was primarily due to decreases in the Victoria Jones line of $4.6 million, the Pierre Cardin Knits line of $1.4 and the Casey & Max line of $6.9 million. The decreases were partially offset by increases in the Donnkenny Apparel line of $1.2 million, Pierre Cardin Options line of $2.3 million and the Ann Travis line of $4.3 million (acquired in July 2000).

         Gross profit for the first quarter of 2001 was $8.9 million, or 23.7% of net sales, compared to $6.6 million, or 15.5% of net sales, during the first quarter of 2000. The increase in gross profit in dollars and as a percentage of net sales was primarily attributable to the Company's new lines Pierre Cardin Options and Ann Travis, decreases in the sales of non-current inventory, the favorable impact of the plant closures in Fiscal 2000 and improved sourcing.

         Selling, general and administrative expenses decreased $1.4 million from $8.5 million in the first quarter of 2000 to $7.1 million in the first quarter of 2001. The decrease in selling, general and administrative expenses was primarily due to reductions in headcount.

         Net interest expense increased from $1.0 million during the first quarter of 2000 to $1.3 million during the first quarter of 2001. The increase is attributable to higher letter of credit borrowings and lower direct borrowings under the loan agreement and higher interest rates.

Liquidity and capital resources
-------------------------------

         The Company's liquidity requirements arise from the funding of working capital needs, primarily accounts receivable and the interest and principal payments related to certain indebtedness. The Company's borrowing requirements for working capital fluctuate throughout the year.

         On June 29, 1999, the Company and its operating subsidiaries signed a three year credit agreement (the "Credit Agreement") with CIT Group/ Commercial Services to replace the existing $75 million credit facility. The Credit Agreement provides the Company with a $75 million facility comprised of a $72 million revolver with sublimits up to $52 million for direct borrowings, $35 million for letters of credit, certain overadvances and a $3 million term loan.

         Borrowings under the Credit Agreement as amended (see below) bear interest at the prime rate plus two percent (10% at March 31, 2001). The Credit Agreement provides for advances of (i) up to 90% of eligible accounts receivable plus (ii) up to 60% of eligible inventory plus (iii) up to 60% of the undrawn amount of all outstanding letters of credit plus (iv) allowable overadvances. The term loan requires quarterly payments of $0.250 million plus all accrued and unpaid interest beginning September 30, 1999 through June 30, 2002. The Credit Agreement as amended expires on June 30, 2004.

         Collateral for the Credit Agreement includes a first priority lien on all accounts receivable, machinery, equipment, trademarks, intangibles and inventory, a first mortgage on all real property and a pledge of the Company's stock interest in the Company's operating subsidiaries, Donnkenny Apparel, Inc., and Beldoch Industries Corporation.

         The Credit Agreement contains numerous financial and operational covenants, including limitations on additional indebtedness, liens, dividends, stock repurchases and capital expenditures. In addition, the Company is required to maintain specified levels of tangible net worth and comply with minimum earnings before depreciation, amoritization, interest and taxes (EBITDA) and a minimum interest coverage ratio.

         During Fiscal 1999, the Company entered into the First and Second Amendment and Waiver Agreements that waived existing defaults at September 30, 1999 and reset the amount of Overadvances for December 1999 and January 2000. On February 29, 2000, the Company entered into a Third Amendment and Waiver Agreement. The Third Amendment and Waiver waived any existing defaults as of December 31, 1999 and for the End of Month Period for January 2000 with respect to the Company's noncompliance with covenants related to Minimum Interest Coverage, EBITDA and Tangible Net Worth. Pursuant to this amendment, the interest rate on borrowings was increased to 1% above the prime rate effective February 29, 2000 and the Overadvance Amounts for 2000 were amended and restated. Certain covenants were also amended for the respective quarter ends in 2000. A fee of $75,000 was paid on February 29, 2000.

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

         On July 6, 2000, the Company entered into a Fifth Amendment and Waiver Agreement to finance the acquisition of the Ann Travis business (see note 7) by the issuance of an additional $1.3 million term loan. The new term loan bears interest at the prime rate plus 2.0% and is repayable over thirty six months commencing January 1, 2001. A fee of $100,000 was paid for the Fifth Amendment.

         On November 13, 2000, the Company entered into a Sixth Amendment and Waiver Agreement to revise the loan covenants as of September 30, 2000 and for the remainder of the year and decrease the factoring commission from 0.45% to 0.35% effective September 1, 2000 (see below). A fee of $39,990 was paid in connection with the Sixth Amendment.

         On March 28, 2001, the Company entered into a Seventh Amendment and Waiver to extend the Final Maturity Date of the original agreement to June 30, 2004; to waive existing events of default under the Credit Agreement as of December 31, 2000 with respect to the Company's non-compliance with covenants related to minimum interest coverage, EBITDA and Tangible Net Worth; and to amend certain other provisions of the Credit Agreement including covenants and the level of allowable overadvances to support the Company's 2001 business plan. Pursuant to this amendment, the interest rate on borrowings was increased to 2.0% above the prime rate effective January 1, 2001. A fee of $200,000 was paid in connection with the Seventh Amendment and Waiver.

            The Company also has a factoring agreement with CIT. The factoring agreement provides for a factoring commission equal to .45% of gross sales, plus certain customary charges. On November 27, 2000, the factoring agreement was amended to lower the commission rate effective September 1, 2000 to .35% of gross sales and to extend the agreement through December 31, 2001.

         As of March 31, 2001, borrowings under the Credit Agreement amounted to $36.0 million compared to $38.2 million as of March 31, 2000. As of March 31, 2001, the term loan amounted to $2.4 million.

         During the first quarter of 2001, the Company's operating activities provided cash of $4.2 million principally as a result of decreases in inventory and accounts receivable. During the first quarter of 2000, the Company's operating activities provided cash of $2.1 million principally as a result of decreases in inventory partially offset by increases in accounts receivable and decreases in accounts payable. Cash used in investing activities in the first quarter of 2001 amounted to $0.6 million primarily relating to the upgrades in the Company's computer systems. Cash used in investing activities in the first quarter of 2000 amounted to $0.1 million primarily relating to the upgrades in the Company's computer systems. Cash used in financing activities in the first quarter of 2001 amounted to $3.6 million and $2.1 million in the first quarter of 2000 primarily relating to borrowings under the loan agreement.

         The Company believes that cash flows from operations and amounts available under the Credit Agreement will be sufficient for its needs in the foreseeable future.

Seasonality of business and fashion risk
----------------------------------------

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

Restructuring charge
--------------------

         The restructuring charge of $0.5 million in the first quarter of 2000 related to the Company's closure of all of its domestic manufacturing facilities.

Recent accounting pronouncements
--------------------------------

         In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 138, "Accounting for Certain Derivatives Instruments and Certain Hedging Activities." This statement addresses a limited number of issues causing implementation difficulties for entities applying SFAS No. 133. SFAS No. 133 requires that an entity recognize all derivative instruments as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company was required to adopt SFAS No. 133 effective January 1, 2001. Adoption of SFAS No. 133 did not have an impact on the Company's reported results of operations, equity or financial position, as it does not engage in derivative or hedging transactions.

                           PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings
         -----------------

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

                  On October 7, 1999, the Company entered into a stipulation of settlement (the "Settlement") with the class action plaintiffs. In consideration for the discontinuance of the lawsuit with prejudice, the Company agreed to pay $10.0 million, of which $5.0 million was the Company's share (paid by March 31, 2000) and the balance was payable by the Company's insurers; issue 750, 000 shares of the Company's common stock (which were issued on December 29, 2000), and to pursue litigation against one of the Company's insurers to recover under its excess insurers' policies. An order approving the settlement was signed on July 12, 2000. The cost of the litigation is not expected to be material.

         b. On April 27, 1998, an action was commenced against the Company in the United States District Court for the Western District of Virginia by Wanda King, a former employee of the Company. In her complaint, the Plaintiff seeks damages in excess of $8.0 million, claiming that she was constructively discharged by reason of the fact that she resigned from her position rather than follow alleged improper and illegal instructions from her supervisors and superiors. The Company has interposed an answer to the Complaint denying the material allegations. Pretrial discovery is now taking place and a trial is scheduled for July 10, 2001.

         c. The Company is also a party to legal proceedings arising in the ordinary course of its business. Management believes that the ultimate resolution of these proceedings will not, in the aggregate, have a material adverse effect on financial condition, results of operations, liquidity or business of the Company.

ITEM 2.  Not Applicable
         --------------

ITEM 3.  Not Applicable
         --------------

ITEM 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         The Annual Meeting of Shareholders of the Company was held on May 10, 2001. The first item of business before the Meeting was to elect the Board of Directors to serve until the next Annual Meeting. The vote for the election of Directors was as follows:

         Name of Nominee           Votes For                  Votes Withheld
         ---------------           ---------                  --------------

         Daniel H. Levy            4,151,385                     43,229

         Lynn Siemers-Cross        4,151,385                     43,229

         Sheridan C. Biggs         4,151,385                     43,229

         Harvey Horowitz           4,151,385                     43,229

         Harry A. Katz             4,151,385                     43,229

         Richard C. Rusthoven      4,151,385                     43,229

ITEM 5.  Not Applicable
         --------------

ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a)      Exhibits - None
         --------

(b)      Reports on Form 8-K
         -------------------

         The Company filed no reports on Form 8-K during the first quarter ended March 31, 2001.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              Donnkenny, Inc.
                                              Registrant




Date:    May ___, 2001                        _____________________
                                              Daniel H. Levy
                                              Chairman of the Board,
                                              Chief Executive Officer



Date:    May ___, 2001                        _______________________
                                              Beverly Eichel
                                              Executive Vice President
                                              and Chief Financial Officer,
                                              (Principal Financial Officer)