Form 10-Q
period 2001-06-30
DONNKENNY INC
filed 2001-08-14
CIK 29693

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

        Registrant's telephone number, including area code (212) 790-3900
                                                           -----------------

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

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

     Common Stock $0.01 par value                       4,367,417
     ----------------------------            --------------------------------
              (Class)                        (Outstanding at August 10, 2001)

                         DONNKENNY, INC AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (FORM 10-Q)

PART I - FINANCIAL INFORMATION                                           Page
                                                                         ----

Consolidated financial statements:

   Independent Accountants' Report

   Balance sheets as of June 30, 2001 (unaudited) and December 31, 2000...I-1

   Statements of operations for the three and six months ended
   June 30, 2001 and 2000 (unaudited).....................................II-1

   Statements of cash flows for the six months ended
   June 30, 2001 and 2000 (unaudited).....................................III-1

   Notes to Consolidated Financial Statements (unaudited)  ...............IV-1-3

   Management's Discussion and Analysis of Financial Condition and
   Results of Operations..................................................V-1-4

PART II - OTHER INFORMATION

   Legal Proceedings and Other Information................................VI-1-2

   Exhibits and Reports on Form 8-K.......................................VI-2

   Signatures.............................................................VI-3

                         INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of Donnkenny, Inc.

We have reviewed the accompanying consolidated balance sheet of Donnkenny, Inc. and subsidiaries as of June 30, 2001, and the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2001 and 2000 and cash flows for the six-month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

DELOITTE & TOUCHE LLP

New York, New York

August 10, 2001

                        DONNKENNY, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                      (In thousands, except per share data)


                                                            June 30,        December 31,
                                                              2001              2000
                                                            --------          --------
                                                           (Unaudited)
CURRENT ASSETS
     Cash ...........................................       $    124          $     65
     Accounts receivable - net of allowances of
      $99 and $109, respectively ....................         25,073            30,968
     Recoverable income taxes .......................            143               155
     Inventories ....................................         30,478            19,730
     Deferred tax assets ............................          1,482             1,482
     Prepaid expenses and other current assets ......          1,276             1,177
     Assets held for sale ...........................          1,163             1,206
                                                            --------          --------
     Total current assets ...........................         59,739            54,783
PROPERTY, PLANT AND EQUIPMENT, NET ..................          5,687             5,076
OTHER ASSETS ........................................            420               430
INTANGIBLE ASSETS ...................................         30,309            31,054
                                                            --------          --------
TOTAL ...............................................       $ 96,155          $ 91,343
                                                            ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
       Current portion of long-term debt ............       $  1,433          $  1,523
       Accounts payable .............................         16,095            11,751
       Accrued expenses and other current liabilities          1,662             2,310
                                                            --------          --------
          Total current liabilities .................         19,190            15,584
                                                            --------          --------
LONG-TERM DEBT ......................................         42,905            40,624
DEFERRED TAX LIABILITIES ............................          1,482             1,482

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
    Preferred stock $.01 par value; authorized 500
      shares, issued none ...........................           --                --
    Common stock, $.01 par value. Authorized 10,000
      shares, issued and outstanding 4,367
      shares in 2001 and 2000 .......................             44                44
    Additional paid-in capital ......................         50,449            50,449
    Deficit .........................................        (17,915)          (16,840)
                                                            --------          --------
   Total Stockholders' Equity .......................         32,578            33,653
                                                            --------          --------
TOTAL ...............................................       $ 96,155          $ 91,343
                                                            ========          ========

          See accompanying notes to consolidated financial statements.

                 DONNKENNY, INC. AND SUBSIDIARIES
               Consolidated Statements of Operations
          (In thousands, except share and per share data)
                            (Unaudited)

                                                            Three Months Ended                  Six Months Ended
                                                      -----------------------------       -----------------------------
                                                     June 30, 2001     June 30, 2000     June 30, 2001     June 30, 2000
                                                      -----------       -----------       -----------       -----------
NET SALES ......................................      $    30,539       $    27,733       $    67,847       $    70,127
COST OF SALES ..................................           23,968            22,262            52,422            58,073
                                                      -----------       -----------       -----------       -----------
     Gross profit ..............................            6,571             5,471            15,425            12,054

OPERATING EXPENSES:
    Selling, general and administrative expenses            6,466             6,224            13,239            14,395
    Amortization of goodwill and other related
     acquisition costs .........................              372               347               745               695
    Restructuring charge .......................                                                                    500
                                                      -----------       -----------       -----------       -----------
        Operating profit (loss) ................             (267)           (1,100)            1,441            (3,536)

INTEREST EXPENSE ...............................            1,120             1,081             2,426             2,122
                                                      -----------       -----------       -----------       -----------
        Loss before income taxes ...............           (1,387)           (2,181)             (985)           (5,658)

INCOME TAXES ...................................               45                58                90                83
                                                      -----------       -----------       -----------       -----------
      NET LOSS .................................      $    (1,432)      $    (2,239)      $    (1,075)      $    (5,741)
                                                      ===========       ===========       ===========       ===========

Basic (loss)  per common share .................      $     (0.33)      $     (0.62)      $     (0.25)      $     (1.60)
                                                      ===========       ===========       ===========       ===========
Shares used in the calculation of basic (loss)
    per common share ...........................        4,367,417         3,616,098         4,367,417         3,586,758
                                                      ===========       ===========       ===========       ===========
Diluted (loss) per common share ................      $     (0.33)      $     (0.62)      $     (0.25)      $     (1.60)
                                                      ===========       ===========       ===========       ===========
Shares used in the calculation of diluted (loss)
   per common share ............................        4,367,417         3,616,098         4,367,417         3,586,758
                                                      ===========       ===========       ===========       ===========


          See accompanying notes to consolidated financial statements.

                 DONNKENNY, INC. AND SUBSIDIARIES
               Consolidated Statements of Cash Flows
                          (In thousands)
                            (Unaudited)

                                                                                SIX MONTHS ENDED
                                                                       -----------------------------------
                                                                         June 30,              June 30,
                                                                           2001                  2000
                                                                       ------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .....................................................         $     (1,075)         $     (5,741)
Adjustments to reconcile net cash provided by (used in)
  operating activities:

     Depreciation and amortization of fixed assets ...........                  509                   399
     Write down of fixed assets ..............................                 --                     200
     Net loss on disposal of fixed assets ....................                    2                  --
     Amortization of intangibles and other assets ............                  745                   695
     Provision for losses on accounts receivable .............                   10                    10
Changes in assets and liabilities:
     Decrease in accounts receivable .........................                5,885                 8,140
     Decrease in recoverable income taxes ....................                   12                   115
     (Increase) decrease in inventories ......................              (10,748)                7,459
     Increase in prepaid expenses and
     other current assets ....................................                  (99)                 (459)
     Decrease in other non-current assets ....................                   10                    33
     Increase (decrease) in accounts payable .................                4,344                  (177)
     Decrease in accrued expenses and
        other current liabilities ............................                 (648)               (1,626)
                                                                       ------------          ------------
           Net cash provided by (used in) operating activities               (1,053)                9,048
                                                                       ------------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of fixed assets ................................               (1,079)                 (218)
     Proceeds from sale of fixed assets ......................                 --                     181
                                                                       ------------          ------------
          Net cash used in investing activities ..............               (1,079)                  (37)
                                                                       ------------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of long-term debt .............................                 (806)                 (582)
     Borrowings under revolving credit line ..................               77,298                71,356
     Repayments under revolving credit line ..................              (74,301)              (79,920)
                                                                       ------------          ------------
          Net cash provided by (used in) financing activities                 2,191                (9,146)
                                                                       ------------          ------------

NET INCREASE (DECREASE) IN CASH ..............................                   59                  (135)
CASH, AT BEGINNING OF PERIOD .................................                   65                   180
                                                                       ------------          ------------
CASH, AT END OF PERIOD .......................................         $        124          $         45
                                                                       ============          ============

SUPPLEMENTAL DISCLOSURES

Income taxes paid ............................................         $         77          $         23
                                                                       ============          ============
Interest paid ................................................         $      2,437          $      1,953
                                                                       ============          ============

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES

Issuance of common stock .....................................         $       --            $        705
                                                                       ============          ============


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

NOTE 2 - INVENTORIES

Inventories consist of the following:

                                           June 30,   December 31,
                                             2001        2000
                                             ----        ----
                                              (In thousands)
Raw materials ........................    $   1,902   $    1,719
Work-in-process.......................        1,225          936
Finished goods........................       27,351       17,075
                                          ---------   ----------
                                          $  30,478   $   19,730
                                          =========   ==========

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

     Borrowings under the Credit Agreement as amended (see below) bear interest at the prime rate plus two percent (8.75% at June 30, 2001). The Credit Agreement provides for advances of (i) up to 90% of eligible accounts receivable plus (ii) up to 60% of eligible inventory plus (iii) up to 60% of the undrawn amount of all outstanding letters of credit plus (iv) allowable overadvances. The term loan requires quarterly payments of $0.250 million plus all accrued and unpaid interest beginning September 30, 1999 through June 30, 2002. The Credit Agreement as amended expires on June 30, 2004.

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

     During Fiscal 1999 and Fiscal 2000, the Company entered into various amendment and waiver agreements to waive the Company's noncompliance with financial covenants on certain dates and to reset overadvance amounts and covenants. These amendment agreements also increased the interest rate on borrowings.

     On July 6, 2000, the Company entered into an Amendment to finance the acquisition of the Ann Travis business (see note 6) by the issuance of an additional $1.3 million term loan. The new term loan bears interest at the prime rate plus 2.0 % and is repayable over thirty six months commencing January 1, 2001. A fee of $100,000 was paid for the Amendment.

     On March 28, 2001, the Company entered into an Amendment and Waiver Agreement to extend the Final Maturity Date of the original agreement to June 30, 2004, to waive existing events of default under the Credit Agreement as of December 31, 2000 with respect to the Company's non-compliance with covenants related to minimum interest coverage, EBITDA and Tangible Net Worth, and to amend certain other provisions of the Credit Agreement including covenants and the level of allowable Overadvances to support the Company's 2001 business plan. Pursuant to this amendment, the interest rate on borrowings was increased to 2.0% above the prime rate effective January 1, 2001. A fee of $200,000 was paid in connection with the Amendment and Waiver.

     The Company also has a factoring agreement with CIT. The factoring agreement provides for a factoring commission equal to .45% of gross sales, plus certain customary charges. On November 27, 2000, the factoring agreement was amended to lower the commission rate effective September 1, 2000 to .35% of gross sales and to extend the agreement through December 31, 2001.

NOTE 4 -  RESTRUCTURING CHARGE

     The restructuring charge of $0.5 million in the six months ended June 30, 2000 is related to the Company's closure of all of its domestic manufacturing facilities.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

     a. On April 27, 1998, an action was commenced against the Company in the United States District Court for the Western District of Virginia by Wanda King, a former employee of the Company. In her complaint, the Plaintiff seeks damages in excess of $8.0 million, claiming that she was constructively discharged by reason of the fact that she resigned from her position rather than follow alleged improper and illegal instructions from her supervisors and superiors. The Company has interposed an answer to the Complaint denying the material allegations. Pretrial discovery is now taking place and a trial is scheduled for October 1, 2001.

     b. The Company is also a party to legal proceedings arising in the ordinary course of its business. Management believes that the ultimate resolution of these proceedings will not, in the aggregate, have a material adverse effect on financial condition, results of operations, liquidity or business of the Company.

NOTE 6 - ANN TRAVIS ACQUISITION

     On July 1, 2000 the Company acquired certain assets of Ann Travis Inc. ("Ann Travis") for $1.5 million, including costs incurred in the acquisition of $0.3 million. Ann Travis designs, imports, and markets women's sportswear. Assets acquired included $0.5 million of certain merchandise inventory, the Ann Travis and Decade Designs trademarks and the license rights for sales of women's apparel under the Delta Burke trademark. The purchase was funded by CIT under a new $1.3 million term loan which requires payments in equal installments over three years commencing January 1, 2001 (see note 3). Goodwill of $1.0 million was recorded in connection with this acquisition and is being amortized over ten years. The acquisition was accounted for as a purchase.

NOTE 7 - RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements: Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets.

     SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB No. 16 "Business Combinations" and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises". All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. SFAS 141 is effective as follows: a) use of the pooling-of-interest method is prohibited for business combinations initiated after June 30, 2001; and b) the provisions of SFAS 141 also apply to all business combinations accounted for by the purchase method that are completed after June 30, 2001 (that is, the date of the acquisition is July 2001 or later). The Company has determined that the adoption of this statement will not have an impact on the consolidated financial statements.

     SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB No. 17, "Intangible Assets". It changes the accounting for goodwill from an amortization method to an impairment only approach. SFAS 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The Company will cease the amortization of goodwill, which was recorded in past business combinations on December 31, 2001, as required by SFAS No. 142. Amortization expense was $1.4 million during fiscal 2000. The Company is currently evaluating the impact of adopting this pronouncement on its consolidated financial statements.

                        DONNKENNY, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2001 AND 2000
-----------------------------------------------------

     Net sales decreased by $2.3 million, or 3.3% from $70.1 million in the first half of 2000 to $67.8 million in the first half 2001. The decrease in the Company's net sales was primarily due to decreases in the Victoria Jones line of $6.9 million and the Casey & Max line of $12.2 million. The decreases were partially offset by increases in the Donnkenny Apparel line of $2.1 million, Pierre Cardin Knits line of $3.2 million, and increases in the company's new lines, Pierre Cardin Options of $4.3 million and Ann Travis of $7.2 million (acquired in July 2000).

     Gross profit for the first half of 2001 was $15.4 million, or 22.7% of net sales, compared to $12.1 million, or 17.2% of net sales, during the first half of 2000. The increase in gross profit in dollars and as a percentage of net sales was primarily attributable to the Company's Pierre Cardin Options and Ann Travis lines, decreases in sales of non-current inventory due to lower non-current inventory levels on hand, the favorable impact of the plant closures in Fiscal 2000 and improved sourcing.

     Selling, general and administrative expenses decreased $1.2 million from $14.4 million in the first half of 2000 to $13.2 million in the first half of 2001. The decrease in selling, general and administrative expenses was primarily due to reductions in headcount, offset by increased design costs attributable to new product lines and depreciation expense.

     Net interest expense increased from $2.1 million during the first half of 2000 to $2.4 million during the first half of 2001. The increase is attributable to an increase in direct borrowings under the loan agreement to finance inventory purchases.

COMPARISON OF QUARTERS ENDED JUNE 30, 2001 AND 2000
---------------------------------------------------

     Net sales increased by $2.8 million, or 10.1% from $27.7 million in the second quarter of 2000 to $30.5 million in the second quarter 2001. The increase in the Company's net sales was primarily due to increases in the Donnkenny Apparel line of $1.0 million, the Pierre Cardin Knits line of $4.5 million, the Pierre Cardin Options line of $2.0 million and the Ann Travis line of $2.9 million (acquired in July 2000). The increases were partially offset by decreases in the Victoria Jones line of $2.3 million and the Casey & Max line of $5.3 million.

     Gross profit for the second quarter of 2001 was $6.6 million, or 21.6% of net sales, compared to $5.5 million, or 19.7% of net sales, during the second quarter of 2000. The increase in gross profit in dollars and as a percentage of net sales was primarily attributable to the Company's new Pierre Cardin Options and Ann Travis lines, decreases in the sales of non-current inventory due to lower non-current inventory levels on hand, the favorable impact of the plant closures in Fiscal 2000 and improved sourcing.

     Selling, general and administrative expenses increased $0.3 million from $6.2 million in the second quarter of 2000 to $6.5 million in the second quarter of 2001. The increase in selling, general and administrative expenses was primarily due to design costs attributable to new product lines and depreciation expense.

     Net interest expense was $1.1 million during the second quarters of 2000 and 2001.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company's liquidity requirements arise from the funding of working capital needs, primarily accounts receivable, inventory and the interest and principal payments related to certain indebtedness. The Company's borrowing requirements for working capital fluctuate throughout the year.

     On June 29, 1999, the Company and its operating subsidiaries signed a three year credit agreement (the "Credit Agreement") with CIT Group/Commercial Services to replace the existing $75 million credit facility. The Credit Agreement provides the Company with a $75 million facility comprised of a $72 million revolver with sublimits up to $52 million for direct borrowings, $35 million for letters of credit, certain overadvances and a $3 million term loan.

     Borrowings under the Credit Agreement as amended (see below) bear interest at the prime rate plus two percent (8.75% at June 30, 2001). The Credit Agreement provides for advances of (i) up to 90% of eligible accounts receivable plus (ii) up to 60% of eligible inventory plus (iii) up to 60% of the undrawn amount of all outstanding letters of credit plus (iv) allowable overadvances. The term loan requires quarterly payments of $0.250 million plus all accrued and unpaid interest beginning September 30, 1999 through June 30, 2002. The Credit Agreement as amended expires on June 30, 2004.

     Collateral for the Credit Agreement includes a first priority lien on all accounts receivable, machinery, equipment, trademarks, intangibles and inventory, a first mortgage on all real property and a pledge of the Company's stock interest in the Company's operating subsidiaries, Donnkenny Apparel, Inc. and Beldoch Industries Corporation.

     The Credit Agreement contains numerous financial and operational covenants, including limitations on additional indebtedness, liens, dividends, stock repurchases and capital expenditures. In addition, the Company is required to maintain specified levels of tangible net worth and comply with minimum earnings before depreciation, amortization, interest and taxes (EBITDA) and a minimum interest coverage ratio.

     During Fiscal 1999 and Fiscal 2000, the Company entered into various amendment and waiver agreements to waive the Company's noncompliance with financial covenants on certain dates and to reset overadvance amounts and covenants. These amendment agreements also increased the interest rate on borrowings.

     On July 6, 2000, the Company entered into an Amendment and Waiver Agreement to finance the acquisition of the Ann Travis business (see note 6) by the issuance of an additional $1.3 million term loan. The new term loan bears interest at the prime rate plus 2.0% and is repayable over thirty six months commencing January 1, 2001. A fee of $100,000 was paid for the Amendment.

     On March 28, 2001, the Company entered into an Amendment and Waiver to extend the Final Maturity Date of the original agreement to June 30, 2004; to waive existing events of default under the Credit Agreement as of December 31, 2000 with respect to the Company's non-compliance with covenants related to minimum interest coverage, EBITDA and Tangible Net Worth; and to amend certain other provisions of the Credit Agreement including covenants and the level of allowable overadvances to support the Company's 2001 business plan. Pursuant to this amendment, the interest rate on borrowings was increased to 2.0% above the prime rate effective January 1, 2001. A fee of $200,000 was paid in connection with the Amendment and Waiver.

     The Company also has a factoring agreement with CIT. The factoring agreement provides for a factoring commission equal to .45% of gross sales, plus certain customary charges. On November 27, 2000, the factoring agreement was amended to lower the commission rate effective September 1, 2000 to .35% of gross sales and to extend the agreement through December 31, 2001.

     As of June 30, 2001, borrowings under the Credit Agreement amounted to $42.3 million compared to $31.5 million as of June 30, 2000. As of June 30, 2001, the term loan amounted to $2.1 million.

     During the first half of 2001, the Company's operating activities used cash of $1.1 million principally as a result of increases in inventory levels related to anticipated third quarter sales partially offset by decreases in accounts receivable and increases in accounts payable. During the first half of 2000, the Company's operating activities provided cash principally as a result of decreases in inventory and accounts receivable offset by decreases in accounts payable and accrued expenses. Cash used in investing activities in the first half of 2001 amounted to $1.1 million primarily relating to the upgrades in the Company's computer systems. Cash used in investing activities in the first half of 2000 amounted to $0.04 million primarily relating to the upgrades in the Company's computer systems. Cash provided by financing activities in the first half of 2001 amounted to $2.2 million, primarily relating to borrowings under the loan agreement. Cash used in financing activities amounted to $9.1 million in the first half of 2000 primarily relating to repayment of borrowings under the loan agreement.

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

RESTRUCTURING CHARGE
---------------------

     The restructuring charge of $0.5 million in the six months ended June 30, 2000 related to the Company's closure of all of its domestic manufacturing facilities.

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

     In June 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements: Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets.

     SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB No. 16 "Business Combinations" and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises". All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. SFAS 141 is effective as follows: a) use of the pooling-of-interest method is prohibited for business combinations initiated after June 30, 2001; and b) the provisions of SFAS 141 also apply to all business combinations accounted for by the purchase method that are completed after June 30, 2001 (that is, the date of the acquisition is July 2001 or later). The Company has determined that the adoption of this statement will not have an impact on the consolidated financial statements.

     SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB No. 17, "Intangible Assets". It changes the accounting for goodwill from an amortization method to an impairment only approach. SFAS 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The Company will cease the amortization of goodwill, which was recorded in past business combinations on December 31, 2001, as required by SFAS No. 142. Amortization expense was $1.4 million during fiscal 2000. The Company is currently evaluating the impact of adopting this pronouncement on its consolidated financial statements.

                           PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings

     a. On April 27, 1998, an action was commenced against the Company in the United States District Court for the Western District of Virginia by Wanda King, a former employee of the Company. In her complaint, the Plaintiff seeks damages in excess of $8.0 million, claiming that she was constructively discharged by reason of the fact that she resigned from her position rather than follow alleged improper and illegal instructions from her supervisors and superiors. The Company has interposed an answer to the Complaint denying the material allegations. Pretrial discovery is now taking place and a trial is scheduled for October 1, 2001.

     b. The Company is also a party to legal proceedings arising in the ordinary course of its business. Management believes that the ultimate resolution of these proceedings will not, in the aggregate, have a material adverse effect on financial condition, results of operations, liquidity or business of the Company.

ITEM 2.  Not Applicable

ITEM 3.  Not Applicable

ITEM 4.  Not Applicable

ITEM 5.  Other Events

         Beverly Eichel resigned as Chief Financial Officer of the Company effective June 30, 2001. On June 1, 2001, Maureen d. Schimmenti, the Corporate Controller, was appointed Vice President/Chief Financial Officer.

         On June 18, 2001 Harry A. Katz, a Director of the Company, joined the Company as the Executive Vice President/Chief Administrative Officer.

         On August 6, 2001, Robert A. Kasenter was elected to the Company's Board of Directors.

ITEM 6.  Exhibits and Reports on Form 8-K

         None

         (a) Reports on Form 8-K

             The Company filed no reports on Form 8-K during the second quarter ended June 30, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Donnkenny, Inc.
                                           Registrant

Date: August 14, 2001                      /s/ Daniel H. Levy
                                           -----------------------------------
                                           Daniel H. Levy
                                           Chairman of the Board,
                                           Chief Executive Officer


Date: August 14, 2001                      /s/ Maureen d. Schimmenti
                                           -----------------------------------
                                           Maureen d. Schimmenti
                                           Vice President
                                           and Chief Financial Officer,
                                           (Principal Financial Officer)