Form 10-Q
period 2001-09-30
DONNKENNY INC
filed 2001-11-14
CIK 29693

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

       Common Stock $0.01 par value                           4,367,417      .
      ----------------------------            --------------------------------
               (Class)                        (Outstanding at November 9, 2001)

                         DONNKENNY, INC AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (FORM 10-Q)

PART I - FINANCIAL INFORMATION                                                              Page
                                                                                            ----

Consolidated financial statements:

    Independent Accountants' Report

    Balance sheets as of September 30, 2001 (unaudited) and December 31, 2000.................I-1

    Statements of operations for the three and nine months ended
    September 30, 2001 and 2000 (unaudited)..................................................II-1

    Statements of cash flows for the nine months ended
    September 30, 2001 and 2000 (unaudited).................................................III-1

    Notes to Consolidated Financial Statements (unaudited)  ...............................IV-1-4

    Management's Discussion and Analysis of Financial Condition and
    Results of Operations...................................................................V-1-4

PART II - OTHER INFORMATION

    Legal Proceedings and Other Information..................................................VI-1

    Exhibits and Reports on Form 8-K.........................................................VI-1

    Signatures...............................................................................VI-2

                         INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of Donnkenny, Inc.

We have reviewed the accompanying consolidated balance sheet of Donnkenny, Inc. and subsidiaries as of September 30, 2001, and the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 2001 and 2000 and cash flows for the nine-month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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


DELOITTE & TOUCHE LLP
New York, New York
November 9, 2001

                        DONNKENNY, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                      (In thousands, except per share data)



                                                        September 30,         December 31,
                                                            2001                  2000
                                                    --------------------    ----------------
                                                         (Unaudited)

CURRENT ASSETS
     Cash ...........................................   $      44                $      65
     Accounts receivable - net of allowances of
      $153 and $109, respectively ...................      32,525                   30,968
     Recoverable income taxes .......................         143                      155
     Inventories ....................................      28,027                   19,730
     Deferred tax assets ............................       1,482                    1,482
     Prepaid expenses and other current assets ......       1,910                    1,177
     Assets held for sale ...........................       1,142                    1,206
                                                        ----------               ----------
     Total current assets ...........................      65,273                   54,783
PROPERTY, PLANT AND EQUIPMENT, NET ..................       5,469                    5,076
OTHER ASSETS ........................................         408                      430
INTANGIBLE ASSETS ...................................      29,937                   31,054
                                                        ----------               ----------
TOTAL ...............................................   $ 101,087                $  91,343
                                                        ==========               ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
       Current portion of long-term debt ............   $   1,183                $   1,523
       Accounts payable .............................      13,270                   11,751
       Accrued expenses and other current liabilities       2,868                    2,310
                                                        ----------               ----------
          Total current liabilities .................      17,321                   15,584
                                                        ----------               ----------
LONG-TERM DEBT ......................................      48,603                   40,624
DEFERRED TAX LIABILITIES ............................       1,482                    1,482


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred stock $.01 par value; authorized 500
      shares , issued none ..........................        --                       --
    Common stock, $.01 par value.  Authorized 10,000
      shares,  issued and outstanding 4,367
     shares in 2001 and 2000 ........................          44                       44
    Additional paid-in capital ......................      50,449                   50,449
    Deficit .........................................     (16,812)                 (16,840)
                                                        ----------               ----------
   Total Stockholders' Equity .......................      33,681                   33,653
                                                        ----------               ----------

TOTAL ...............................................   $ 101,087                $  91,343
                                                        ==========               ==========



          See accompanying notes to consolidated financial statements.

                        DONNKENNY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                 (In thousands, except share and per share data)
                                   (Unaudited)



                                                                  Three Months Ended              Nine Months Ended
                                                             ----------------------------    ------------------------------
                                                             September 30,    September 30,  September 30,   September 30,
                                                                2001              2000           2001            2000
                                                             -------------   -------------   ------------    --------------


NET SALES .............................................   $    44,242       $   39,710        $  112,089       $  109,837
COST OF SALES .........................................        33,947           31,777            86,369           89,850
                                                          ----------------   -------------    ------------     --------------
     Gross profit .....................................        10,295            7,933            25,720           19,987

OPERATING EXPENSES:
    Selling, general and administrative expenses ......         7,542            6,795            20,781           20,841
    Provision for settlement of litigation ............            --               --                --              349
    Amortization of goodwill and acquisition costs ....           372              361             1,117            1,056
    Restructuring charge ..............................            --               --                --              500
                                                             -------------   -------------    ------------     --------------
        Operating profit (loss) .......................         2,381              777             3,822           (2,759)

INTEREST EXPENSE ......................................         1,233            1,262             3,659            3,384
                                                             -------------   -------------    ------------     --------------

        Income (Loss) before income taxes .............         1,148             (485)              163           (6,143)

INCOME TAXES ..........................................            45                5               135               88
                                                             -------------   -------------    ------------     --------------
      NET INCOME (LOSS) ...............................   $     1,103       $     (490)       $       28       $   (6,231)
                                                             =============   =============    ============     ==============

Basic income (loss)  per common share .................   $      0.25       $    (0.11)       $     0.01       $    (1.63)
                                                             =============   =============    ============     ==============
Shares used in the calculation of basic income (loss)
    per common share ..................................     4,367,417        4,277,743         4,367,417        3,818,767
                                                         ================   =============    ============     ==============

Diluted income (loss) per common share ................   $      0.25         $  (0.11)       $     0.01       $    (1.63)
                                                         ================   =============    ============     ==============
Shares used in the calculation of diluted income (loss)
   per common share ...................................     4,394,606        4,277,743         4,384,067        3,818,767
                                                         ================   =============    ============     ==============






          See accompanying notes to consolidated financial statements.

                        DONNKENNY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                    Nine Months Ended
                                                           -----------------------------------
                                                            September 30,       September 30,
                                                               2001                2000
                                                           ---------------     ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) .....................................   $      28             $  (6,231)
Adjustments to reconcile net cash provided by (used in)
     operating activities:
Depreciation and amortization of fixed assets .........         807                   587
Write down of fixed assets ............................        --                     200
Net loss on disposal of fixed assets ..................           2                  --
Amortization of intangibles and other assets ..........       1,117                 1,056
Provision for losses on accounts receivable ...........          44                   (11)
Changes in assets and liabilities:
Increase in accounts receivable .......................      (1,601)               (4,058)
Decrease in recoverable income taxes ..................          12                   156
(Increase) decrease in inventories ....................      (8,297)                4,802
Increase in prepaid expenses and
other current assets ..................................        (733)                 (990)
Decrease in other non-current assets ..................          21                    24
Increase in accounts payable ..........................       1,519                 1,042
Increase (decrease) in accrued expenses and
   other current liabilities ..........................         558                (1,209)
                                                           ---------------     ---------------
Net cash provided by (used in) operating activities ...      (6,523)               (4,632)
                                                           ---------------     ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets ..............................      (1,137)                 (391)
Proceeds from sale of fixed assets ....................        --                     189
Acquisition of business ...............................        --                  (1,485)
                                                           ---------------     ---------------

Net cash used in investing activities .................      (1,137)               (1,687)
                                                           ---------------     ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Repayment of long-term debt ...................      (1,164)                 (874)
        Net borrowings for acquisition ................        --                   1,300
        Borrowings under revolving credit line ........     120,052                 5,790
        Repayments under revolving credit line ........    (111,249)                 --
                                                           ---------------     ---------------
Net cash provided by (used in) financing activities ...       7,639                 6,216
                                                           ---------------     ---------------
NET (DECREASE) IN CASH ................................         (21)                 (103)
CASH, AT BEGINNING OF PERIOD ..........................          65                   180
                                                           ---------------     ---------------
CASH, AT END OF PERIOD ................................   $      44             $      77
                                                          =================     ===============
SUPPLEMENTAL DISCLOSURES

Income taxes paid .....................................   $      77             $      31
                                                          =================     ===============
Interest paid .........................................   $   3,674             $   3,104
                                                          =================     ===============
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES

Issuance of common stock ..............................   $    --               $     705
                                                          =================     ===============


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

NOTE 2 - INVENTORIES

Inventories consist of the following:
                                                 September 30,   December 31,
                                                    2001             2000
                                                    ----             ----
                                                       (In thousands)

Raw materials ............................... $     1,404       $    1,719
Work-in-process .............................         727              936
Finished goods ..............................      25,896           17,075
                                                  -------           ------
                                              $    28,027       $   19,730
                                                  =======           ======

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

         Borrowings under the Credit Agreement as amended (see below) bear interest at the prime rate plus two percent (8.50% at September 30, 2001). The Credit Agreement provides for advances of (i) up to 90% of eligible accounts receivable plus (ii) up to 60% of eligible inventory plus (iii) up to 60% of the undrawn amount of all outstanding letters of credit plus (iv) allowable overadvances. The term loan requires quarterly payments of $0.250 million plus all accrued and unpaid interest beginning September 30, 1999 through June 30, 2002. The Credit Agreement as amended expires on June 30, 2004.

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

         During Fiscal 1999 and Fiscal 2000, the Company entered into various amendments and agreements to waive the Company's noncompliance with financial covenants on certain dates and to reset overadvanced amounts and covenants. These amendments and agreements also increased the interest rate on borrowings.

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


         The Company also has a factoring agreement with CIT. The factoring agreement provides for a factoring commission equal to .35% of gross sales, plus certain customary charges. The agreement is in effect through December 31, 2001.

NOTE 4 -  RESTRUCTURING CHARGE

         The restructuring charge of $0.5 million in the nine months ended September 30, 2000 is related to the Company's closure of all of its domestic manufacturing facilities.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

     a. On April 27, 1998, Wanda King, a former employee of the Company, commenced an action against the Company in the United States District Court for the Western District of Virginia. In her complaint, the Plaintiff seeks damages in excess of $8.0 million, claiming that she was constructively discharged by reason of the fact that she resigned from her position rather than follow alleged improper and illegal instructions from former employees of the Company. On October 3, 2001, a hearing was held on the Company's Motion for Summary Judgment before a United States Magistrate Judge. On October 22, 2001, the Magistrate Judge, after considering the Motion for Summary Judgment, recommended to the United States District Court that the case against the Company be dismissed in its entirety. The Plaintiff has objected to the recommendation of the Magistrate Judge. The recommendation to dismiss and the Plaintiff's objection will be reviewed by the Federal District Judge who will either dismiss the case or, if the Judge finds some of the issues should be decided by a jury, will schedule a trial date.

      b. The Company is also a party to legal proceedings arising in the ordinary course of its business. Management believes that the ultimate resolution of these proceedings will not, in the aggregate, have a material adverse effect on financial condition, results of operations, liquidity or business of the Company.

NOTE 6 - ANN TRAVIS ACQUISITION


         On July 1, 2000 the Company acquired certain assets of Ann Travis Inc. ("Ann Travis") for $1.5 million, including costs incurred in the acquisition of $0.3 million. Ann Travis designs, imports, and markets women's sportswear. Assets acquired included $0.5 million of certain merchandise inventory, the Ann Travis and Decade Designs trademarks and the license rights for sales of women's apparel under the Delta Burke trademark. The purchase was funded by CIT under a new $1.3 million term loan which requires payments in monthly installments over three years commencing January 1, 2001 (see note 3). Goodwill of $1.0 million was recorded in connection with this acquisition and is being amortized over ten years. The acquisition was accounted for as a purchase.



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

         SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB No. 17, "Intangible Assets". It changes the accounting for goodwill from an amortization method to an impairment only approach. SFAS 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The Company will cease the amortization of goodwill, which was recorded in past business combinations on December 31, 2001 as required by SFAS No. 142. Amortization expense was $1.4 million during fiscal 2000. The Company is currently evaluating the impact of adopting this pronouncement on its consolidated financial statements.


         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is
currently   evaluating  the  impact  of  adopting  this   pronouncement  on  its
consolidated financial statements.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Dispose Of" and provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting this pronouncement on its consolidated financial statements.

                        DONNKENNY, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

         Net sales increased by $2.3 million, or 2.1% from $109.8 million in the first nine-months of 2000 to $112.1 million in the first nine-months 2001. The increase in the Company's net sales was primarily due to increases in Donnkenny Apparel of $5.2 million, Pierre Cardin Options line of $5.5 million, Ann Travis of $6.6 million (acquired in July 2000), and the Pierre Cardin Knits line of $10.8 million. The increases were partially offset by decreases in the Victoria Jones line of $9.0 million, and the Casey & Max line of $16.8 million.

         Gross profit for the first nine-months of 2001 was $25.7 million, or 22.9% of net sales, compared to $20.0 million, or 18.2% of net sales, during the first nine-months of 2000. The increase in gross profit in dollars and as a percentage of net sales was primarily attributable to the Company's Pierre Cardin Knits and Donnkenny Apparel lines, decreases in sales of non-current inventory due to lower non-current inventory levels on hand, the favorable impact of the plant closures in Fiscal 2000 and improved sourcing.

         Selling, general and administrative expenses remained consistent at
20.8 million.

         Net interest expense increased from $3.4 million during the first nine-months of 2000 to $3.7 million during the first nine-months of 2001. The increase is attributable to an increase in direct borrowings under the loan agreement to finance inventory purchases, partially offset by a decrease in the Company's interest rate.

COMPARISON OF QUARTERS ENDED SEPTEMBER 30, 2001 AND 2000

         Net sales increased by $4.5 million, or 11.3% from $39.7 million in the third quarter of 2000 to $44.2 million in the third quarter 2001. The increase in the Company's net sales was primarily due to increases in the Donnkenny Apparel line of $3.1 million, the Pierre Cardin Knits line of $7.6 million, and the Pierre Cardin Options line of $1.2 million. The increases were partially offset by decreases in the Victoria Jones line of $2.2 million, the Casey & Max line of $4.6 million, and the Ann Travis line of $0.6 million (acquired in July
2000).

         Gross profit for the third quarter of 2001 was $10.3 million, or 23.3% of net sales, compared to $7.9 million, or 20.0% of net sales, during the third quarter of 2000. The increase in gross profit in dollars and as a percentage of net sales was primarily attributable to the Company's Pierre Cardin Knits and Donnkenny Apparel lines, decreases in the sales of non-current inventory due to lower non-current inventory levels on hand, the favorable impact of the plant closures in Fiscal 2000 and improved sourcing.

         Selling, general and administrative expenses increased $0.7 million from $6.8 million in the third quarter of 2000 to $7.5 million in the third quarter of 2001. The increase in selling, general and administrative expenses was primarily due to increased design costs, depreciation expense, distribution costs associated with units shipped and costs associated with the implementation of a new inventory tracking and distribution system.

         Net interest expense was relatively consistent at $1.3 million and $1.2 million during the third quarters of 2000 and 2001 respectively.

         Based on management's evaluation of the performance of the Pierre Cardin Options and Decade Designs lines, the Company has decided to merge the Pierre Cardin Options line under the Pierre Cardin brand, and to exit the women's dress business as of October 2001.


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

         Borrowings under the Credit Agreement as amended (see below) bear interest at the prime rate plus two percent (8.50% at September 30, 2001). The Credit Agreement provides for advances of (i) up to 90% of eligible accounts receivable plus (ii) up to 60% of eligible inventory plus (iii) up to 60% of the undrawn amount of all outstanding letters of credit plus (iv) allowable overadvances. The term loan requires quarterly payments of $0.250 million plus all accrued and unpaid interest beginning September 30, 1999 through June 30, 2002. The Credit Agreement as amended expires on June 30, 2004.

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

         During Fiscal 1999 and Fiscal 2000, the Company entered into various amendments and agreements to waive the Company's noncompliance with financial covenants on certain dates and to reset overadvanced amounts and covenants. These amendments and agreements also increased the interest rate on borrowings.

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


         The Company also has a factoring agreement with CIT. The factoring agreement provides for a factoring commission equal to .35% of gross sales, plus certain customary charges. The agreement is in effect through December 31, 2001.

         As of September 30, 2001, borrowings under the Credit Agreement amounted to $48.1 million compared to $45.8 million as of September 30, 2000. As of September 30, 2001, the term loans amounted to $1.7 million.

         During the first nine-months of 2001, the Company's operating activities used cash of $6.5 million principally as a result of increases in inventory levels related to anticipated fourth quarter sales, increase in accounts receivable, offset by an increase in accounts payable. Cash used in investing activities in the first nine-months of 2001 amounted to $1.1 million primarily relating to the upgrades in the Company's computer systems. Cash used in investing activities in the first nine-months of 2000 amounted to $1.7 million primarily relating to the acquisition of the Ann Travis business and upgrades in the Company's computer systems. Cash provided by financing activities in the first nine-months of 2001 amounted to $7.6 million, primarily relating to borrowings under the loan agreement. Cash provided by financing activities amounted to $6.2 million in the first nine-months of 2000 primarily relating to borrowings under the loan agreement.

         The Company believes that cash flows from operations and amounts available under the credit agreement will be sufficient for its operating needs in the foreseeable future.

SEASONALITY OF BUSINESS AND FASHION RISK

         The Company's principal products are organized into seasonal lines for sale at the retail level during the Spring, Summer, Transition, Fall and Holiday Seasons. Typically, the Company's products are designed as much as one year in advance and manufactured approximately one season in advance of the related retail selling season. Accordingly, the success of the Company's products is often dependent on the ability to successfully anticipate the needs of retail customers and the tastes of the ultimate consumer up to a year prior to the relevant selling season.

RESTRUCTURING CHARGE

         The restructuring charge of $0.5 million in the nine months ended September 30, 2000 related to the Company's closure of all of its domestic manufacturing facilities.

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

         SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB No. 17, "Intangible Assets". It changes the accounting for goodwill from an amortization method to an impairment only approach. SFAS 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The Company will cease the amortization of goodwill, which was recorded in past business combinations on December 31, 2001 as required by SFAS No. 142. Amortization expense was $1.4 million during fiscal 2000. The Company is currently evaluating the impact of adopting this pronouncement on its consolidated financial statements.


         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is currently evaluating the impact of adopting this pronouncement on its consolidated financial statements.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Dispose Of" and provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting this pronouncement on its consolidated financial statements.

                           PART II. OTHER INFORMATION


ITEM 1.    Legal Proceedings

     a. On April 27, 1998, Wanda King, a former employee of the Company, commenced an action against the Company in the United States District Court for the Western District of Virginia. In her complaint, the Plaintiff seeks damages in excess of $8.0 million, claiming that she was constructively discharged by reason of the fact that she resigned from her position rather than follow alleged improper and illegal instructions from former employees of the Company. On October 3, 2001, a hearing was held on the Company's Motion for Summary Judgment before a United States Magistrate Judge. On October 22, 2001, the Magistrate Judge, after considering the Motion for Summary Judgment, recommended to the United States District Court that the case against the Company be dismissed in its entirety. The Plaintiff has objected to the recommendation of the Magistrate Judge. The recommendation to dismiss and the Plaintiff's objection will be reviewed by the Federal District Judge who will either dismiss the case or, if the Judge finds some of the issues should be decided by a jury, will schedule a trial date.

     b. The Company is also a party to legal proceedings arising in the ordinary course of its business. Management believes that the ultimate resolution of these proceedings will not, in the aggregate, have a material adverse effect on financial condition, results of operations, liquidity or business of the Company.


ITEM 2.  Not Applicable


ITEM 3.  Not Applicable


ITEM 4.  Not Applicable


 ITEM 5. Not Applicable


 ITEM 6. Exhibits and Reports on Form 8-K
         --------------------------------

         None

         a.   Reports on Form 8-K

         The Company filed no reports on Form 8-K during the third quarter ended September 30, 2001.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  Donnkenny, Inc.
                                                  Registrant




Date: _____________, 2001                         /s/   Daniel H. Levy
                                                  --------------------
                                                  Daniel H. Levy
                                                  Chairman of the Board,
                                                  Chief Executive Officer


Date: _____________, 2001                         /s/ Maureen d. Schimmenti
                                                  -------------------------
                                                  Maureen d. Schimmenti
                                                  Vice President
                                                  and Chief Financial Officer,
                                                  (Principal Financial Officer)