Form 10-K
period 2001-12-31
DONNKENNY INC
filed 2002-03-28
CIK 29693

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------

                                    FORM 10-K

(MARK ONE)

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


the fiscal year ended December 31, 2001
                      -----------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

                         COMMISSION FILE NUMBER 0-21940
                                                --------
                                 DONNKENNY, INC.
             (Exact name of registrant as specified in its charter)


           Delaware                                     51-0228891
------------------------------             ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


              1411 Broadway
           New York, New York                                   10018
         -----------------------                            -------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant, based on a closing sale price of the Common Stock on the Over-the-Counter Market on March 25, 2002 of $1.17 per share, was approximately $5,109,877*. As of March 25, 2002, 4,367,417, shares of Common Stock of Registrant were outstanding.

----------------
* For purposes of this report, the number of shares held by non-affiliates was determined by aggregating the number of shares held by Officers and Directors of Registrant, and by others who, to Registrant's knowledge, own more than 10% of Registrant's Common Stock, and subtracting those shares from the total number of shares outstanding.

                                     PART 1

ITEM 1. BUSINESS
        --------

     Donnkenny, Inc. (together with its subsidiaries, the "Registrant" or the "Company") was incorporated in Delaware in 1978 and is a holding company with four subsidiaries. Donnkenny Apparel, Inc. ("Donnkenny Apparel") and Beldoch Industries Corporation ("Beldoch") are the operating subsidiaries of the Company.

PRODUCTS

     The Company designs, imports, and markets broad lines of moderately priced women's sportswear. The Company's major labels include Pierre Cardin (R) Delta Burke(R), Donnkenny (R), Casey & Max (R), Victoria Jones (R) and Harve Benard
(R). In 2001 the Company's products were marketed through the following divisions: Pierre Cardin Knits, Pierre Cardin Options, Ann Travis, Donnkenny, Casey & Max and Victoria Jones.

Pierre Cardin Knits

     The division produces women's knitwear pursuant to a license. It also produces knitwear under a license agreement with Harve Benard. The products are sold to knitwear departments of department and specialty stores. Its major customers include Federated, Chadwick's Catalog, Stein Mart, Sam's Club, Marshalls and Newton Buying. In addition, it sells exclusive private label products to such customers as Saks, Inc. and the Bon Ton. Approximately 90% of these products are imported, predominately from Hong Kong, China, Korea, Thailand and the Philippines.

Pierre Cardin Options

     During the third quarter of 2000, the Company launched a new moderately priced sportswear line called Pierre Cardin Options under the Pierre Cardin license. Its major customers include J.C. Penney, Army Air Force Exchange, and Goody's. Approximately 76% of these products are imported predominately from China, India, and Hong Kong. In 2001, based on Management's evaluation of the performance of the Pierre Cardin Options line, the Company decided to consolidate the line under the Pierre Cardin division.

Ann Travis

     On July 1, 2000, the Company acquired certain assets of Ann Travis Inc. The Company produces women's sportswear under the licensed Delta Burke trademark and a line of women's dresses under the Decade Designs trademark. Major customers include Chadwick's Catalog, Mervyns, J.C. Penney, Bedford Fair and Goody's. Approximately 48% of Ann Travis products are manufactured domestically, 33% are sourced in Central America, and the balance is sourced in the Far East. Based on Management's evaluation of the performance of the Decade Designs line, the Company decided to exit the women's dress business in October 2001. The Company continues to sell sportswear under the Delta Burke trademark.

Donnkenny

     Donnkenny imports moderately priced women's career and casual pants for missy, petites and large sizes. Its major customers include J.C. Penney, Sears, Ames, Fred Meyer and Stage Stores. Donnkenny has been an established brand name for over 60 years. In addition, it sells exclusive private label products. During 2000, Donnkenny expanded the sourcing of its products to Guatemala due to the closedown of its domestic manufacturing facilities. Approximately 50% of its products are sourced in Central America. Approximately 36% are sourced in the Far East; the balance is produced domestically.

Casey & Max

     Casey & Max imports novelty woven tops and sportswear. The line consists of moderately priced products sold to department stores, specialty stores and chains including Mervyns, Catherine's, Kohl's, Goody's, Carson Pirie Scott, Foleys, Stein Mart and May Company. The products are marketed for missy, large sizes and petites. In addition, it sells exclusive private label products. Approximately 99% of these products are imported, predominately from India and Hong Kong.

Victoria Jones

     The Victoria Jones label represents moderately-priced women's knit and sweater products which are sold to department stores, specialty stores and chains including May Company, Mervyn's, Catherine's, Kmart, Federated, Macys West, J.C. Penney and Sam's Club. Its products are marketed for missy, large sizes and petites. All of these products are imported, predominately from China, Hong Kong, India and Bangladesh. In addition, it sells exclusive private label products.

MANUFACTURING AND IMPORTING

     Approximately 10% of the Company's products sold in the year ended December 31, 2001 ("Fiscal 2001") were manufactured in the United States, as compared with 11% in the year ended December 31, 2000 ("Fiscal 2000"). Beginning in Fiscal 2000, the Company's domestically produced products were chiefly manufactured by several outside contractors after the closedown of its owned facilities in May 2000.

     The remaining 90% of the Company's products sold in Fiscal 2001 were produced abroad and imported into the United States, principally from Hong Kong, India, China, Guatemala, Korea, Thailand, Bangladesh and the Philippines.

     The Company's purchases from its foreign suppliers are effected through individual purchase orders specifying the price and quantity of the items to be produced. Generally, the Company does not have long-term, formal arrangements with the suppliers which manufacture its products. The Company continually seeks additional suppliers throughout the world for its sourcing needs. Two foreign contractors accounted for 22% of the Company's purchases, but no other domestic or foreign contractor manufactured more than 9% of the Company's purchases in Fiscal 2001.

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

     Attendant with the Company's increased reliance on foreign manufacturing is a risk of excess inventory. The Company must commit to its foreign manufacturers and suppliers four to six months in advance of its selling season, usually before the Company has received the majority of its orders from its customers. Thus, there exists the risk that the purchase orders by the Company's customers will be less than the amount manufactured. The Company believes that this risk is outweighed by the cost savings to the Company by manufacturing such products abroad. Conversely, in the event there exists excess demand for the Company's products, the lengthy production time for imported goods makes it difficult for the Company to purchase additional goods for the same selling season. The Company's relationships with foreign suppliers also are subject to the risks of doing business abroad, including currency fluctuations and revaluations, restrictions on the transfer of funds and in certain parts of the world, political instability. In order to mitigate this risk, all of the Company's foreign purchasing is done in U.S. dollars. The Company's operations have not been materially affected by any of such factors to date. However, due to the large portion of the Company's products which is produced abroad, any substantial disruption of its relationships with its foreign suppliers could have a material adverse effect on the Company's operations and financial condition. Approximately 76% of the products sold by the Company in Fiscal 2001 were manufactured in Asia.

CUSTOMERS

     In Fiscal 2001, the Company shipped orders to approximately 8,800 stores in the United States. This customer base represents approximately 700 accounts. Of the Company's net sales for Fiscal 2001, department stores accounted for approximately 50%, wholesale clubs approximately 26%, catalog customers approximately 10%, mass merchants approximately 6%, chain stores approximately 5%, specialty retailers approximately 2%, and other customers approximately 1%.

     The Company markets its products to major department stores, including J.
C. Penney, May Company, Federated, Stein Mart, Kohl's, Goody's, Stage Stores, Saks, Inc. and Sears, as well as wholesale clubs including Sam's, catalog customers including Chadwick's of Boston and mass merchants including K-Mart. The Company also sells exclusive private label products to catalog specialty retailers and suppliers.

     In Fiscal 2001, sales to Sam's accounted for 24%, sales to J.C. Penney accounted for 18% and sales to Chadwick's of Boston accounted for 9% of the Company's net sales. The loss of or significantly decreased sales to these customers could have a material adverse effect on the Company's consolidated financial condition and results of operations.

     The Company's Electronic Data Interchange computer system ("EDI") connects the Company to approximately 54 of its large customers and, in Fiscal 2001, was used to place 60% of the Company's order dollars. The Company is also linked by EDI to several of its major fabric suppliers, which allows the Company to review purchase orders for fabric on a weekly basis.

SALES AND MARKETING

     At March 8, 2002, the Company had a 9 person sales force; 7 of them were Company employees and 2 were independent commissioned sales representatives. The Company's principal showrooms are in New York City.

RAW MATERIALS SUPPLIERS

     The Company's sources of fabric and trim supply are well established. As a result of the large, steady purchases each year by the Company of domestic fabrics and trim for its production of certain styles, the Company is a major customer of several of the larger synthetic textile producers. In 2001, 23% of all goods produced were manufactured using domestic raw materials. The Company typically experiences little difficulty in obtaining domestic raw materials and believes that the current and potential sources of fabric and trim supply are sufficient to meet its needs for the foreseeable future. The Company sources a limited quantity of fabric from overseas.

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

     The Company holds licensing rights to manufacture, import and sell women's sportswear in the United States and the U.S. Virgin Islands under the Pierre Cardin(R) trademark, including sweaters, pants, skirts, knitwear, jeans, swimwear and activewear. The license is automatically continued from year to year at the Company's option provided net sales equal specified minimums. The Company's sales during Fiscal 2001 surpassed the minimum requirements of this license, and the Company intends to continue this license for an additional one-year period. On January 1, 2001 the Company signed a three-year agreement with Harve Benard to produce and sell a knitwear line. The Company began shipments in the fourth quarter of 2001. The agreement is renewable for an additional three-year term provided net sales equal specified minimums. With the acquisition of the Ann Travis assets in July 2000, the Company was granted the licensing rights to manufacture, import and sell women's sportswear, knits and sweaters in the United States under the Delta Burke(R) trademark. The Delta Burke license extends to December 2005, provided net sales equal specified minimums.

BACKLOG

     At March 8, 2002, the Company had unfilled, confirmed customer orders of approximately $31.2 million, compared to approximately $50.4 million of such orders at March 9, 2001, with such orders generally scheduled for delivery within three to six months of confirmation, although some extend until the end of the fiscal year. The amount of unfilled orders at a particular time is affected by a number of factors, including the scheduling of the production and shipment of garments, which in some instances may be delayed or accelerated at the customer's request. Generally, a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments. Some decline in orders is attributed to the decision to discontinue the Pierre Cardin cashmere sweater program, to exit the women's dress business, and the fact that the retailers are ordering closer to need due to current business conditions. There can be no assurance that cancellations, rejections and returns will not reduce the amount of sales realized from the backlog of orders.

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

EMPLOYEES

     As of March 19, 2002 the Company had 203 full-time employees, of whom 115 were salaried and 88 were paid on an hourly basis. The Company had 5 part-time employees, of whom 4 worked on an hourly basis and 1 worked on a salary basis. The Company's hourly labor force is non-union. The Company believes relations with its employees are good.

ENVIRONMENTAL MATTERS

     The Company believes that it is in material compliance with all applicable federal, state and local environmental laws. The Company does not currently anticipate the need to make material capital expenditures to remain in compliance with applicable federal, state and local environmental laws.

ITEM 2. PROPERTIES
        ----------

The following table indicates the facilities owned or leased at December 31, 2001. The Company owns four facilities in Virginia, and leases three additional facilities; one in Summerville, South Carolina, one in New York State and one in Hong Kong.

                                       Approximate                                                   Owned or
Location                            Square Footage  Function                                          Leased
--------                            --------------  --------                                          ------
Floyd, Virginia....................         79,600  Currently for sale                                Owned
Independence (Grayson), Virginia            70,350  Currently for sale                                Owned
Rural Retreat, Virginia............         61,230  Sold March 7, 2002                                Owned
Wytheville, Virginia...............        161,800  Distribution, administration                      Owned
Summerville, South Carolina(1).....        200,000  Distribution center                               Leased
New York, New York(2)..............         43,034  Offices and principal showrooms                   Leased
Hong Kong (Comet Building) (3).....          2,200  Administration, sourcing, quality control         Leased
                                           -------
    TOTAL..........................        618,214
                                           =======

--------------------
1) This facility is leased, with annual rental payments totaling $477,405, and is subject to a 3% annual rental escalation, until March 19, 2006, at which time the lease expires.
2) Annual rental payments for the New York office/showroom space are approximately $1,800,000 in the aggregate. The leases for the New York office/showrooms expire in 2006 and 2008.
3)   Lease expires in 2003.

        Management believes that its current facilities are sufficient to meet its needs for the foreseeable future. On March 15, 2000 the Company announced that it would be closing its domestic manufacturing facilities located in Independance and Floyd Virginia. The closings were completed at the end of May 2000.

ITEM 3. LEGAL PROCEEDINGS
        -----------------

a. On April 27, 1998, Wanda King, a former employee of the Company, commenced an action against the Company in the United States District Court for the Western District of Virginia. In her complaint, the Plaintiff sought damages in excess of $8.0 million claiming that she was constructively discharged by the Company. The Company interposed an Answer to the amended Complaint denying the material allegations asserted in the Complaint and brought a motion for summary judgement to dismiss the case. By Order dated February 25, 2002, the United States District Judge granted the Company's motion for summary judgement and the case was dismissed. The Plaintiff has appealed this dismissal to the United States Court of Appeals for the Fourth Circuit.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

The Company's annual meeting of Shareholders will be held on May 23, 2002.

                                     PART II
                                     -------

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
        ---------------------------------------------------------------------

     Registrant's Common Stock is currently traded on the Over-the-Counter Market under the symbol "DNKY." The Common Stock began trading on the NASDAQ National Market on June 17, 1993 and was listed on the NASDAQ Market until November 15, 2000.

     The following table sets forth the quarterly high and low closing prices of a share of Common Stock for the Company's two most recent fiscal years, plus the interim period through March 8, 2002.

PERIOD                                                   HIGH         LOW
------                                                   ----         ---
Fiscal 2000
        First Quarter................................   $ 2.62        1.06
        Second Quarter  .............................     3.13        0.50
        Third Quarter................................     0.75        0.47
        Fourth Quarter  .............................     0.72        0.19
Fiscal 2001
        First Quarter................................   $ 0.59        0.38
        Second Quarter  .............................     0.99        0.34
        Third Quarter................................     1.10        0.66
        Fourth Quarter  .............................     0.90        0.41
Fiscal 2002
        Ten Weeks Ended March  8, 2002...............     1.35        0.84

     On March 25, 2002, the closing price for a share of Common Stock was $1.17 per share.

     The number of holders of record for Registrant's Common Stock as of March 25, 2002 was 70.

     The Company currently anticipates that it will retain all its earnings for use in the operation and expansion of its business and, therefore, does not anticipate that it will pay any cash dividends in the foreseeable future. In addition, the Company's credit agreement prohibits the Company from declaring or paying dividends without the consent of the Company's lenders.

ITEM 6. SELECTED FINANCIAL DATA
        -----------------------

     The selected consolidated financial data as of December 31, 2001 and 2000 and for each of the years in the three year period ended December 31, 2001 have been derived from the Company's consolidated financial statements included elsewhere in this Form 10-K which have been audited by Deloitte & Touche LLP, independent auditors, whose report theron is also included herein. The selected consolidated financial data as of December 31, 1999, 1998 and 1997 and for the fiscal years ended December 31, 1998 and 1997 have been derived from the Company's consolidated financial statements, which are not included herein. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and its Subsidiaries and related notes thereto incorporated by reference herein.

                                                                             Year Ended
                                                 --------------------------------------------------------------------------
                                                  December 31,    December 31,   December 31,   December 31,    December 31,
                                                     1997            1998           1999           2000            2001
                                                 --------------------------------------------------------------------------
                                                                (In thousands, except per share data)
Consolidated Statement of Operations
Data:
 Net sales ...................................     $ 245,963      $ 197,861      $ 173,749      $ 151,055      $ 152,180
 Cost of sales ...............................       196,633        157,069        138,816        124,073        117,497
                                                   ---------      ---------      ---------      ---------      ---------
 Gross profit ................................        49,330         40,792         34,933         26,982         34,683
 Selling, general and
 Administrative expenses .....................        45,361         38,221         33,002         28,194         28,367
 Amortization of goodwill and
  other related acquisition costs ............         1,204          1,321          1,390          1,437          1,489
 Provision for settlement of litigation ......          --             --            5,875            599           --
 Restructuring Charge ........................         1,723          1,180           --              500            300
                                                   ---------      ---------      ---------      ---------      ---------
 Operating income (loss) .....................         1,042             70         (5,334)        (3,748)         4,527
 Interest expense, net .......................         5,461          4,778          4,007          5,097          4,703
                                                   ---------      ---------      ---------      ---------      ---------
 Loss before income taxes ....................        (4,419)        (4,708)        (9,341)        (8,845)          (176)
 Income tax expense (benefit) ................        (1,210)          (644)            87             88           (220)
                                                   ---------      ---------      ---------      ---------      ---------
 Net income (loss) ...........................     $  (3,209)     $  (4,064)     $  (9,428)     $  (8,933)     $      44
                                                   =========      =========      =========      =========      =========
BASIC INCOME (LOSS) PER COMMON SHARE (1):
 Net income (loss) ...........................     $   (0.91)     $   (1.15)     $   (2.65)     $   (2.26)     $    0.01
                                                   =========      =========      =========      =========      =========
Shares used in the calculation of
 basic income (loss) per share ...............         3,518          3,538          3,552          3,957          4,367
                                                   =========      =========      =========      =========      =========
DILUTED INCOME (LOSS) PER COMMON SHARE (1):
 Net income (loss) ...........................     $   (0.91)     $   (1.15)     $   (2.65)     $   (2.26)     $    0.01
                                                   =========      =========      =========      =========      =========
Shares used in the calculation of
 diluted income (loss) per share .............         3,518          3,538          3,552          3,957          4,388
                                                   =========      =========      =========      =========      =========
CONSOLIDATED BALANCE SHEET DATA:
 Working capital .............................     $  38,354      $  42,661      $  48,302      $  39,199      $  34,891
 Total assets ................................       102,460        100,215        101,837         91,343         82,400
 Long-term debt, including current portion ...        27,048         32,055         42,775         42,147         35,777
 Stockholders' equity ........................        53,086         49,258         41,881         33,653         33,697

-------------------
(1) All per share amounts and the shares used in the calculation of basic and diluted (loss) per share have been retroactively restated to reflect the one for four reverse stock split effective April 20, 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS
        -------------

RESULTS OF OPERATIONS

The following table sets forth selected operating data of the Company as percentages of net sales, for the periods indicated below:

                                                                              DECEMBER 31,
 YEAR ENDED                                                            1999      2000      2001
-------------------------------------------------------------------------------------------------
Net sales ........................................................     100.0%    100.0%    100.0%
Cost of sales ....................................................      79.9      82.1      77.2
                                                                       -----     -----     -----
Gross profit .....................................................      20.1      17.9      22.8
Selling, general and administrative expenses .....................      19.0      18.7      18.6
Amortization of goodwill and other related acquisition ...........       0.8       1.0       1.0
   costs
Provision for settlement of litigation ...........................       3.3       0.4       0.0
Restructuring charge .............................................       0.0       0.3       0.2
                                                                       -----     -----     -----
Operating income/(loss) ..........................................      (3.0)     (2.5)      3.0
Interest expense, net ............................................       2.3       3.4       3.1
                                                                       -----     -----     -----
Loss before income taxes .........................................      (5.3)     (5.9)     (0.1)
Income tax (benefit) .............................................       0.1       0.0      (0.1)
                                                                       -----     -----     -----
Net income/(loss) ................................................      (5.4%)    (5.9%)     0.0%
                                                                       =====     =====     =====

COMPARISON OF FISCAL 2001 WITH FISCAL 2000

NET SALES

     Net Sales increased by $1.1 million or 0.7% from $151.1 million in Fiscal 2000 to $152.2 million in Fiscal 2001. The increase in net sales was due to increases in the Donnkenny line of $6.8 million, the Pierre Cardin Knits line of $11.9 million, the Pierre Cardin Options line of $5.3 million and the Ann Travis line of $5.8 million. The increases were partially offset by declines in the Victoria Jones line of $7.2 million and $21.5 million in the Casey & Max line.

GROSS PROFIT

     Gross profit for Fiscal 2001 was $34.7 million, or 22.8% of net sales, compared to $27.0 million, or 17.9% of net sales, for Fiscal 2000. The increase in gross profit dollars and as a percentage of net sales was attributable to the Company's Pierre Cardin Knits, Donnkenny Apparel and Victoria Jones lines, decreases in the sales of non-current inventory due to lower non-current inventory levels on hand, the favorable impact of the plant closures in Fiscal 2000 and improved sourcing.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased to $28.4 million in Fiscal 2001 from $28.2 million in Fiscal 2000. As a percentage of net sales, these costs decreased from 18.7% in Fiscal 2000 to 18.6% in Fiscal 2001.

RESTRUCTURING CHARGE

     In the fourth quarter of 2001, the Company recorded a charge of $0.3 million related to the writedown of assets held for sale.

INCOME FROM OPERATIONS

     In Fiscal 2001, the Company reported income from operations of $4.5 million versus a loss of $3.7 million for Fiscal 2000.

INTEREST EXPENSE

     In Fiscal 2001, interest expense was $4.7 million versus $5.1 million in 2000. The decrease was attributable to lower borrowings under the loan agreement and a decrease in the Company's interest rate.

PROVISION FOR INCOME TAXES

     In Fiscal 2001, the IRS Joint Committee completed its audit of the Company's amended prior year tax returns. As a result, the Company will receive net refunds of approximately $0.2 million.

     The Company recorded a provision for state and local income taxes of $0.1 million in 2001 and 2000.

NET INCOME (LOSS)

     In Fiscal 2001 the Company reported net income of $44,000 or $0.01 per share, versus a net loss of $8.9 million, or ($2.26) per share in Fiscal 2000.

COMPARISON OF FISCAL 2000 WITH FISCAL 1999

NET SALES

     Net Sales decreased by $22.7 million or 13.1% from $173.8 million in Fiscal 1999 to $151.1 million in Fiscal 2000. The decline in net sales was due to decreases in the Donnkenny line of $11.0 million (primarily due to the planned exit of the coordinate business), the Victoria Jones line of $19.3 million, and the Casey & Max line of $5.7 million. The decreases were partially offset by increases in the Pierre Cardin Knits line of $6.7 million, $1.4 million in sales of the new Pierre Cardin Options line, and sales of the recently acquired Ann Travis lines of $5.2 million.

GROSS PROFIT

     Gross profit for Fiscal 2000 was $27.0 million, or 17.9 % of net sales, compared to $34.9 million, or 20.1 % of net sales, for Fiscal 1999. The decrease in gross profit dollars and as a percentage of net sales was attributable to the Company's idle domestic plant capacity, the reduced sales levels noted above and the continued sell off of inventory due to a poor retail climate.

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

PROVISION FOR SETTLEMENT OF LITIGATION

     In Fiscal 2000 the Company recorded a litigation provision of $0.6 million relative to certain lawsuits which were subsequently settled or dismissed.

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

     On October 7, 1999, the Company entered into a stipulation of settlement (the "Settlement") with the class action plaintiffs. In consideration for the discontinuance of the lawsuit with prejudice, the Company agreed to pay $10.0 million, of which $5.0 million is the Company's share and the balance is payable by the Company's insurers; issue 750,000 shares of the Company's common stock, and to pursue litigation against two of the Company's insurers to recover under its excess insurers' policies. An order approving the settlement was signed on July 12, 2000. In 1999, the Company recorded a charge of $5.9 million, which represented the cost of the Settlement. The Company funded its required cash contribution to the settlement as of March 31, 2000; except for the cost of litigation with one of the Company's insurers, which was not material.

RESTRUCTURING CHARGE

     The restructuring charge of $0.5 million in 2000 is related to the Company's closure of its domestic manufacturing facilities. The $0.5 million included $0.2 million to writedown property plant and equipment and $0.3 million related to the cost of employee severance which has been paid to the employees. The plant closings were completed at the end of May 2000. The facilities were put up for sale.

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

PROVISION FOR INCOME TAXES

    The Fiscal 2000 provision for income taxes of $88,000 reflects state and local income taxes, versus a provision of $87,000 in 1999.

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

    Capital expenditures were $1.4 million for Fiscal 2001, primarily for computer software and hardware compared to $1.1 million in Fiscal 2000. In Fiscal 2001, the Company was permitted to spend up to $2.0 million on capital investments in accordance with the Credit Agreement described below.


     At the end of Fiscal 2001, direct borrowings under the revolving credit facility were $34.4 million and term loans amounted to $1.4 million. Additionally, the Company had letters of credit outstanding of $9.0 million, with an unused facility of $26.0 million. At the end of Fiscal 2000, direct borrowings, term loans and letters of credit outstanding under the credit facility were $39.3 million, $2.8 million and $12.0 million, respectively.

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

     Borrowings under the Credit Agreement as amended (see below) bore interest at the prime rate plus two percent (6.75% at December 31, 2001). The Credit Agreement provides for advances of (i) up to 90% of eligible accounts receivable plus (ii) up to 60% of eligible inventory plus (iii) up to 60% of the undrawn amount of all outstanding letters of credit plus (iv) allowable overadvances. The term loan requires quarterly payments of $0.25 million plus all accrued and unpaid interest beginning September 30, 1999 through June 30, 2002. The Credit Agreement as amended expires on June 30, 2004.

     Collateral for the Credit Agreement includes a first priority lien on all accounts receivable, machinery, equipment, trademarks, intangibles and inventory, a first mortgage on all real property and a pledge of the Company's stock interest in its operating subsidiaries, Donnkenny Apparel, Inc. and Beldoch Industries Corporation.

     The Credit Agreement contains numerous financial and operational covenants, including limitations on additional indebtedness, liens, dividends, stock repurchases and capital expenditures. In addition, the Company is required to maintain specified levels of tangible net worth and comply with a minimum earnings before depreciation, amortization, interest and taxes (EBITDA) and a minimum interest coverage ratio, based upon the annual business plan approved by the lender.

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

     Effective January 1, 2002, the Company established covenants and the level of allowable overadvances with the lender to support its 2002 business plan. This Amendment and Waiver Agreement also amended the interest rate on the revolving credit borrowings to the prime rate plus one and three quarters percent (6.50% at January 1, 2002). No fee was paid in connection with the Amendment and Waiver.

     The Company also has a factoring agreement with CIT. The factoring agreement provides for a factoring commission equal to .35% of gross sales, plus certain customary charges. The agreement is in effect through December 31, 2002.

     During Fiscal 2001, cash provided by operating activities was $7.7 million, principally as the result of decreases in inventory and accounts receivable and increases in accrued expenses and other current liabilities offset by decreases in accounts payable. During Fiscal 2000, cash provided by operating activities was $2.9 million, principally as the result of decreases in inventory and increases in accounts payable offset by increases in accounts receivable, prepaid expenses and other current assets and decreases in accrued expenses and other current liabilities

     Cash used in investing activities in Fiscal 2001 included $1.4 million for the purchase of fixed assets, principally computer equipment and related software, offset by $0.1 million from the sale of fixed assets. Cash used in investing activities in Fiscal 2000 included $1.5 million for the acquisition of the Ann Travis business, and $1.1 million for the purchase of fixed assets, offset by $0.2 million from the sale of fixed assets.

     Cash used in financing activities in Fiscal 2001 was $6.4 million which represents net repayments under the revolver of $4.8 million, repayments of $1.4 million of the term loan, and repayments of $0.1 million of a secured term loan. Cash used in financing activities in Fiscal 2000 was $0.6 million which represents net repayments under the revolver of $0.8 million, repayments of $1.0 million of the term loan, and repayments of $0.2 million of a secured term loan offset by net borrowings of a new term loan of $1.3 million to finance the Ann Travis acquisition.

     The Company believes that cash flows from operations and amounts available under the revolving credit agreement will be sufficient for its needs for the foreseeable future.

OTHER ITEMS AFFECTING THE COMPANY

Competition

     The apparel industry in the United States is highly competitive and characterized by a number of multi-line wholesalers (such as the Company) and a larger number of specialty manufacturers. The Company faces substantial competition in its markets in both categories.

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

Retail Environment

     Various retailers, including some of the Company's customers, have experienced declines in revenue and profits in recent periods and some have been forced to file for bankruptcy protection. Retailers are now placing smaller orders and ordering closer to need. To the extent that these current market conditions continue, there can be no assurance that the Company's financial condition and results of operations will not be adversely affected.

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

Foreign Operations

     The Company's foreign sourcing operations are subject to various risks of doing business abroad, including indirect vulnerability to currency fluctuations, quotas and, in certain parts of the world, political instability. Any substantial disruption of its relationships with its foreign suppliers could adversely affect the Company's operations. In order to mitigate this risk, all of the Company's foreign purchasing in done in U.S. dollars. Some of the Company's imported merchandise is subject to United States Customs duties. In addition, bilateral agreements between the major exporting countries and the United States impose quotas, which limit the amount of certain categories of merchandise that may be imported into the United States. Any material increase in duty levels, material decrease in quota levels or material decrease in available quota allocation could adversely affect the Company's operations. Approximately 76% of the products sold by the Company in Fiscal 2001 were manufactured in Asia.

Factors that May Affect Future Results and Financial Condition

     The Company's future operating results and financial condition are dependent upon its ability to successfully design, import and market apparel.

Reverse Stock Split

     On February 15, 2000, the Company's Board of Directors adopted a resolution to recommend to its shareholders a one for four reverse stock split as part of an effort to maintain continued listing of the Company's common stock on the NASDAQ Market.

     The reverse stock split recommendation was approved by the Company's shareholders at a special meeting held on April 18, 2000. The reverse split became effective on April 20, 2000. As a result of the split, each four shares of common stock applicable to shareholders on the effective date of the split were converted into one share of stock.

     Prior to the split, the Company had 14,229,540 shares outstanding. As a result of the split, the Company had 3,557,385 shares outstanding. Earnings
(loss) per share and share amounts have been restated to reflect the reverse split for all periods presented.

Recent Accounting Pronouncements

     In June 2000, the Financial Accounting Standards Board ( "FASB") issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." This statement addresses a limited number of issues causing implementation difficulties for entities applying SFAS No. 133. SFAS No. 133 requires that an entity recognize all derivative instruments as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company was required to adopt SFAS No. 133 effective January 1, 2001. Adoption of SFAS No. 133 did not have a significant impact on the Company's reported results of operations, equity or financial position, as it does not engage in derivative or hedging transactions.

     In June 2001, the FASB issued two new pronouncements: SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets.

     SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB No. 16 "Business Combinations" and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises". All business combinations within the scope of this Statement are to be accounted for using one method: the purchase method. SFAS 141 is effective as follows: a) use of the pooling-of-interest method is prohibited for business combinations initiated after June 30, 2001; and b) the provisions of SFAS 141 also apply to all business combinations accounted for by the purchase method that are completed after June 30, 2001 (that is, the date of the acquisition is July 2001 or later). The Company has determined that the adoption of this statement will not have an impact on the consolidated financial statements.

     SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB No. 17, "Intangible Assets". It changes the accounting for goodwill from an amortization method to an impairment only approach. SFAS 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The Company will cease the amortization of goodwill, which was recorded in past business combinations on December 31, 2001 as required by SFAS No. 142. Amortization expense was $1.5 million during Fiscal 2001 and $1.4 million during Fiscal 2000 and 1999. The Company will adopt this pronouncement in the first quarter of 2002, and estimates that adopting this pronouncement will result in the write-off of substantially all of the goodwill recorded in its consolidated financial statements.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Early adoption is encouraged. The Company will adopt this pronouncement on January 1, 2002, and does not believe that there will be any material impact on its consolidated financial statements.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company will adopt this pronouncement on January 1, 2002, and does not believe that there will be any material impact on its consolidated financial statements.

Critical Accounting Policies and Estimates

     The Company's significant accounting policies are more fully described in
Note 1 to the consolidated financial statements. Certain of the Company's accounting policies require the application of significant judgement by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgements are subject to an inherent degree of uncertainty. These judgments are based on historical experience, observation of trends in the industry, information provided by customers and information available from other outside sources, as appropriate. Significant accounting policies include:

     Revenue Recognition - The Company recognizes sales upon shipment of
     -------------------
products to customers since title passes upon shipment. Provisions for estimated uncollectible accounts, discounts and returns and allowances are provided when sales are recorded based upon historical experience and current trends . While such amounts have been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same rates as in the past.

     Inventories - Inventory is stated at the lower of cost or market, cost
     -----------
being determined on the first-in, first-out method. Reserves for slow moving and aged merchandise are provided based on historical experience and current product demand. The Company evaluates the adequacy of the reserves quarterly. While markdowns have been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same level of markdowns as in the past.

     Valuation of Long-Lived Assets - The Company periodically reviews the
     ------------------------------
carrying value of its long-lived assets for continued appropriateness. This review is based upon projections of anticipated future undiscounted cash flows. While the Company believes that its estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect evaluations.

     Income Taxes - Currently, the Company provides for income taxes only to
     ------------
the extent that it expects to pay cash taxes (primarily state and local taxes). This is due to the Company's cumulative net operating loss (NOL) carryforward of $19.7 million for federal income taxes and $30.8 million for state income taxes, which have generated estimated tax benefits of $8.1 million as of December 31, 2001. In accordance with generally accepted accounting principles, the Company has not recognized in income any of this tax benefit due to the size of the NOL carryforward and the Company's history of unprofitable operations. However, should the Company conclude that future profitability is assured, the estimated net realizable value of the deferred tax asset would be partially or fully credited to net income. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause the Company's provision for income taxes to vary from period to period; cash payments would remain unaffected until the benefit of the NOL is utilized.

Forward Looking Statements

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
        -------------------------------------------
     See Financial Statements following item 14 of this Annual Report of Form
10-K

                                    PART III
                                    --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT
         ----------------------------------------------

     DANIEL H. LEVY, a director of the Company since 1997, became Chairman of the Board and Chief Executive Officer of the Company on January 1, 2000. Prior thereto, he had been a principal of and consultant to LBK Consulting Inc., a retail consulting business, since January 1997 and during the period of 1994 to April 1996. From April 1996 through January 1997, he served as Chairman of the Board and Chief Executive Officer of Best Products, Inc., a retail sales company which filed for bankruptcy in September 1996. From 1993 through 1994, Mr. Levy served as Chairman of the Board and Chief Executive Officer of Conran's, a retail home furnishings company. From 1991 to 1993, he was Vice Chairman and Chief Operating Officer of Montgomery Ward, a retail sales company. Mr. Levy is a director of Whitehall Jewelers, Inc. Mr. Levy is 58 years old.

     LYNN SIEMERS, a director of the Company since 1997, became President and Chief Operating Officer of the Company on April 14, 1997. Prior thereto, for more than five years, she was President of the Oak Hill Division of the Company. Ms. Siemers is 43 years old.

     HARRY A. KATZ, a director of the Company since 2000, joined the Company in June 2001 as its Executive Vice President and Chief Administrative Officer. He is also Managing Partner of Retail Resources, L.P., a national distributor of supplies for retail chain stores. Prior thereto, he was Vice President and acting Chief Financial Officer of Best Products. Mr. Katz is 51 years old.

     MAUREEN D. SCHIMMENTI, has been Vice President and Chief Financial Officer of the Company since June 2001. She joined the Company in May 2000 as its Corporate Controller. Prior thereto, she was the Executive Vice President and Corporate Controller of the Anne Klein Company from 1986 to 2000. Ms. Schimmenti also serves as Secretary of the Company. Ms. Schimmenti is 50 years old.

     SHERIDAN C. BIGGS, a director of the Company since 1997, is Executive-in-Residence at the Graduate Management Institute at Union College. Prior to that, he was a senior partner of Price Waterhouse, the accounting and consulting firm; he was with that firm for thirty-one years until his retirement in 1994. During his career at Price Waterhouse, Mr. Biggs served as a Vice Chairman and member of the firm's management committee. Mr. Biggs is 67 years old.

     HARVEY HOROWITZ, a director of the Company since 1994, served as Vice President, and General Counsel of the Company from October 1, 1996 to February 28, 1998 when he resigned his office. Mr. Horowitz is of counsel to the law firm of Mintz & Gold LLP, which provides legal services to the Company. For more than five years, prior to October 1, 1996, he was a partner of the law firm Squadron, Ellenoff, Plesent & Sheinfeld, LLP. Mr. Horowitz is a director of The Gotham Bank of New York, a financial institution. Mr. Horowitz is 59 years old.

     RICHARD C. RUSTHOVEN, a director of the Company since 2000, is a retired retail Executive with a 35-year career in the retail and apparel business. He was President and Chief Operating Officer of Stix, Baer and Fuller, a retail department store in St. Louis, Missouri. He was also Chairman and Chief Executive Officer of the Outlet Department Store and Denby Apparel chain store of Providence, Rhode Island. He was President and Chief Executive Officer of TG&Y stores, a discount chain store in Oklahoma City, Oklahoma. He was President of Gentlemen's Warehouse, a men's specialty chain in New Bedford, Massachusetts and most recently was Executive Vice President of Apparel for Montgomery Ward & Company, Inc., a retail sales store in Chicago, Illinois. Mr. Rusthoven is 61 years old.

     ROBERT A. KASENTER, a director of the Company since 2001, is the President and Chief Executive Officer of Strategic Executive Actions, a consulting firm specializing in human resources crisis management issues. Prior to that, he was the Executive Vice President, Human Resources & Corporate Communication for Montgomery Ward. He was employed by Montgomery Ward from June, 1968 until May, 1999 in various field and corporate positions. Mr. Kasenter is 55 years old.

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

     To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 2001, all
Section 16(a) reporting requirements applicable to the Company's officers, directors and greater than ten percent shareholders were in compliance.

ITEM 11. EXECUTIVE COMPENSATION
         ----------------------

     The following table sets forth compensation paid for the fiscal years ended December 31, 2001, December 31, 2000, and December 31, 1999 to those persons who were, at December 31, 2001 (i) the chief executive officer and (ii) the other most highly compensated executive officers of the Company (collectively, the "Named Executive Officers"). The information in the following tables with respect to the number of shares of Common Stock underlying options, option exercise prices and the number of shares of Common Stock acquired upon the exercise of options has been retroactively restated to reflect the one-for-four reverse stock split effective April 20, 2000.


                                               SUMMARY COMPENSATION TABLE
                                                                      -------------------------------------
                                                                                   LONG TERM
                                            ANNUAL COMPENSATION               COMPENSATION AWARDS
                                            -------------------------------------------------------------------------------
                                                                                            SECURITIES
                                                                                            UNDERLYING        ALL OTHER
                                    FISCAL                               RESTRICTED        OPTIONS/SARS     COMPENSATION
NAME AND PRINCIPAL POSITION          YEAR      SALARY       BONUS       STOCK AWARDS           (7)               (1)
---------------------------------------------------------------------------------------------------------------------------
Daniel H. Levy (2)                   2001       $715,928     $200,000                                                2,580
  Chairman of the Board and          2000       $429,902      $25,000                               37,500           2,580
   Chief Executive Officer

Lynn Siemers                         2001       $517,487      $50,000                                                  600
  President and Chief Operating      2000       $502,652                                                               600
  Officer                            1999       $502,652                                                               810

Harry A. Katz (5) (6)                2001       $185,389                                                               739
  Executive Vice President and
  Chief Administrative Officer

Maureen  d. Schimmenti  (5)          2001       $204,039      $10,000                                                1,104
  Vice President and Chief
    Financial Officer

Beverly Eichel  (3) (4)              2001       $183,989      $25,000                                                  600
  Executive Vice President and       2000       $327,652      $50,000                                                  600
  Chief Financial Officer            1999       $275,000                                                               810


(1) Represents insurance premiums paid by, or on behalf of, the Company during the covered fiscal year with respect to term life insurance for the benefit of the Named Executive Officer.
(2) This individual became an Executive Officer of the Company in 2000. The Company paid Mr. Levy a relocation bonus of $25,000 in 2000 with a gross-up for the tax effect of this bonus.
(3) This individual became an Executive Officer of the Company in 1998. Annual compensation represents prorated compensation from date of hire in October 1998 and a signing bonus paid in connection with the execution of her employment agreement with the Company.

(4) Compensation for 2001 represents salary through June 30, 2001, the date of Ms. Eichel's resignation.
(5)  This individual became an Executive Officer in June 2001.
(6) Annual compensation represents prorated compensation from date of hire in June 2001.
(7) All options have been retroactively restated to reflect the one-for-four reverse stock split effective April 20, 2000.

EMPLOYMENT AGREEMENTS

Daniel H. Levy

     As of January 1, 2000, Mr. Levy entered into an employment agreement with the Company to serve as its Chairman of the Board and Chief Executive Officer. While the term of the employment agreement is for three years, the agreement gave the Company and Mr. Levy the right to terminate the agreement at the end of three, six and twelve months. In the event the Company exercised this termination right, the Company agreed to pay Mr. Levy severance of three, six and twelve months respectively. On May 17, 2000, Mr. Levy and the Company waived their rights to terminate the employment agreement.

     Mr. Levy's employment agreement provides for a base annual salary of $500,000, as well as a discretionary performance bonus based on the achievement of goals to be set by the Compensation Committee of the Company's Board of Directors, and certain insurance benefits. The Company paid Mr. Levy a relocation bonus of $25,000, with a gross-up for the tax effect of this bonus.

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

Lynn Siemers

     On June 12, 1997, Ms. Siemers entered into a four-year employment agreement with the Company to serve as its President and Chief Operating Officer. The agreement provides for a base annual salary of $500,000, a discretionary performance bonus based on the achievement of goals to be set annually by the Compensation Committee, as well as certain insurance and other benefits.

     In addition, in connection with the execution of the employment agreement, the Compensation Committee granted to Ms. Siemers 37,500 restricted shares and options to purchase an aggregate of 37,500 additional shares at a price equal to the closing price of the Common Stock on the date of grant. The agreement further provides for an incentive cash bonus equal to the appreciation over five years of 12,500 shares of stock. The restricted shares, options and right to receive the incentive cash bonus will vest over the term of the agreement, subject to acceleration in the event of a change in control of the Company.

     The agreement provides that in the event Ms. Siemers' employment is terminated (except in certain limited circumstances) following a change in control of the Company, Ms. Siemers will have the right to receive severance benefits equal to three times the sum of the last annual salary inclusive of performance bonus (but not incentive bonus). On October 11, 2000, Ms. Siemers' agreement was extended to December 31, 2002. The extension agreement grants severance benefits to three times the sum of the annual base salary in effect on the date of termination, provided that Ms. Siemers exercises her termination rights within ninety (90) days following a change of control.

2001 STOCK OPTIONS GRANTS

     The Company's long-term performance ultimately determines compensation from stock options because stock option value is entirely dependent on the long-term growth of the Company's common stock price.

     The following table sets forth certain information concerning options granted to the Chief Executive Officer and the Named Executive Officers and Directors during Fiscal 2001, including information concerning the potential realizable value of such options.

                        OPTION GRANTS IN LAST FISCAL YEAR
                                                                                                 POTENTIAL REALIZABLE
                                                                                                VALUE AT ASSUMED ANNUAL
                                                                                                    RATES OF STOCK
                                                                                                  PRICE APPRECIATION
                                                   INDIVIDUAL GRANTS                                OPTION TERM (1)
                             -----------------------------------------------------------------------------------------------
                               NUMBER OF
                              SECURITIES        % OF TOTAL        EXERCISE
                              UNDERLYING       # OF OPTIONS      PRICE (3)     EXPIRATION
           NAME               OPTION (#)     GRANTED IN 2001       ($/SH)         DATE          5% ($)          10% ($)
           ----               ----------     ---------------       ------         ----          ------          -------
Sheridan C. Biggs (2)               20,000               37.2%        0.5625      01/16/11      7,075           17,930
Sheridan C. Biggs (2)                1,250                2.3%        0.9000      05/10/11        708            1,793
Harvey Horowitz (2)                  1,250                2.3%        0.9000      05/10/11        708            1,793
Harry A. Katz (2)                    1,250                2.3%        0.9000      05/10/11        708            1,793
Richard C. Rusthoven (2)             1,250                2.3%        0.9000      05/10/11        708            1,793
Robert A. Kasenter (2)               3,750                7.0%        0.9000      08/08/11      2,123            5,379

---------------
(1) The dollar amounts under these columns are the result of calculations at the 5% and 10% rates set by the SEC and, therefore, are not intended to forecast possible future appreciation, if any, of the Company's stock price.
(2) Represents options granted as directors pursuant to the Company's 1994 Non-Employee Director Option Plan.
(3) All options were granted at an exercise price equal to the market value of the Company's common stock on the date of grant.

                                AGGREGATE OPTION
                        EXERCISES IN LAST FISCAL YEAR AND
                       FISCAL YEAR ENDED OPTION VALUES(1)

                                                                NUMBER OF SECURITIES
                                                               UNDERLYING UNEXERCISED             VALUE OF UNEXERCISED
                                    SHARES                           OPTIONS AT                  IN-THE-MONEY OPTIONS AT
                                   ACQUIRED                       DECEMBER 31, 2001               DECEMBER 31, 2001 (2)
                                  ON EXERCISE      VALUE          -----------------               ---------------------
                                      (#)         REALIZED    EXERCISABLE      UNEXERCISABLE     EXERCISABLE    UNEXERCISABLE
                                      ---         --------    -----------      -------------     -----------    -------------
Daniel H. Levy (3)                    --             --          43,750             --               --               --
Lynn Siemers (4)                      --             --          49,375           15,000             --               --
Sheridan C. Biggs                     --             --          27,500             --             $16,800            --
Harvey Horowitz                       --             --           9,375             --               --               --
Harry A. Katz                         --             --           5,000             --               --               --
Richard C. Rusthoven                  --             --           5,000             --             $3,150             --
Robert A. Kasenter                    --             --           3,750             --               --               --
Maureen d. Schimmenti (5)             --             --           2,000            8,000           $1,680           $6,720

-------------
(1) All options were granted at an exercise price equal to market value of the common stock on the date of grant.
(2) Amount reflects the market value of the underlying shares of common stock at the closing sales price reported on the Over-the-Counter Market on December 31, 2001 ($.84 per share).

(3) Represents 6,250 options granted to him under the Company's 1994 Non-Employee Director Option Plan, 37,500 options granted to him in connection with the execution of his employment agreement.
(4) Represents 1,875 options granted to her under the Company's 1992 Stock Option Plan, 37,500 options granted in connection with the execution of her employment agreement and 25,000 options granted as part of her Fiscal 1998 compensation.
(5) Represents 10,000 options granted in pursuant to her employment under the Company's 1992 Stock Option Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

     The following table sets forth certain information, as of March 25, 2002, with respect to beneficial ownership of the Company's Common Stock by: (i) each of the Company's directors, (ii) each of the Company's Named Executive Officers,
(iii) each person who is known by the Company beneficially to own more than 5% of the Company's Common Stock, and (iv) by all directors and executive officers who served as directors or executive officers as of March 25, 2002 as a group. All information in the table below with respect to the Common Stock of the Company has been restated to reflect the two-for-one stock split paid to all holders of Common Stock of record on December 4, 1995 and a one-for-four reverse stock split effective April 20, 2000. For purposes of this table, beneficial ownership is defined in accordance with 13d-3 under the Securities Exchange Act of 1934, as amended and means generally the power to vote or dispose of the securities, regardless of any economic interest therein.


NAME AND ADDRESS                                         COMMON STOCK
OF BENEFICIAL OWNER                                   BENEFICIALLY OWNED        PERCENTAGE OWNED (1)
-------------------                                   ------------------        --------------------
Daniel H. Levy                                           715,569 (2)                      16.38%
Bruce Galloway                                           285,650 (3)                       6.54%
1325 Avenue of the Americas
New York, NY 10019
Lynn Siemers                                             189,225 (4)                       4.34%
Sheridan C. Biggs                                         37,750 (5)                           *
Harvey Horowitz                                           10,000 (6)                           *
Harry A. Katz                                             674,319(7)                      15.44%
Robert A. Kasenter                                          7,250(8)                           *
Richard C. Rusthoven                                      14,500 (9)                           *
Maureen d. Schimmenti                                     2,000 (10)                           *

All directors and officers as a group (8 persons)          1,650,613                       37.8%

-------
* Less than 1%.

(1) Percentage to be based on the number of shares of Common Stock outstanding as of March 25, 2001.
(2) Based on the Company's records and information filed in Schedule 13D/A filed with the Company on March 13, 2002, Daniel H. Levy is the beneficial owner of 715,569 shares of Common Stock, or 16.38% of the outstanding common stock, consisting of 671,819 shares of Common Stock owned directly by Mr. Levy, and 43,750 shares of Common Stock which Mr. Levy has a right to acquire pursuant to presently exercisable stock options which were issued to Mr. Levy pursuant to the Company's 1994 Non-Employee Director Option Plan.
(3) Based on information contained in Schedule 13G/A filed with the Company on January 17,2001.
(4) Includes 96,100 shares owned by Ms. Siemers, 1,875 shares of underlying options which were granted on April 19, 1996 to Lynn Siemers pursuant to the Company's 1992 Stock Option Plan, 10,000 shares underlying options issued as part pursuant to Ms. Siemers' Fiscal 1998 compensation, and 37,500 shares underlying options which were granted pursuant to Ms. Siemers employment agreement 37,500 restricted shares granted to Ms. Siemers pursuant to her employment agreement and 6,250 shares of stock issued as part of her Fiscal 1997 compensation. Not included are 15,000 shares underlying options issued as part of Fiscal 1998 compensation, which are exercisable in 2002, 2003 and 2004 and 100,000 shares underlying options which were granted in March 2002, which are exercisable in December 2002, 2003, 2004, 2005 and 2006.

(5) Includes 10,250 shares owned by Sheridan C. Biggs and 27,500 shares underlying options, which were granted to Mr. Biggs pursuant to the Company's 1994 Non-Employee Director Option Plan. Such options are currently exercisable.
(6) Includes 625 shares owned by Harvey Horowitz and 9,375 shares underlying options, which were granted to Mr. Horowitz pursuant to the Company's
     1994 Non-Employee Director Option Plan. Such options are currently exercisable.
(7) Includes 669,319 shares owned by Harry A. Katz and 5,000 shares underlying options, which were granted to Mr. Katz pursuant to the Company's 1994 Non-Employee Director Plan. Such options are currently exercisable.
(8) Includes 3,500 shares owned by Robert A. Kasenter and 3,750 shares underlying options, which were granted to Mr. Kasenter pursuant to the Company's 1994 Non-Employee Director Option Plan. Such options are currently exercisable.
(9) Includes 9,500 shares owned by Richard C. Rusthoven and 5,000 shares underlying options, which were granted to Richard C. Rusthoven pursuant to the Company's 1994 Non-Employee Director Option Plan. Such options are currently exercisable.
(10) Includes 2,000 shares underlying options granted to Maureen d. Schimmenti pursuant to her employment under the Company's 1992 Stock Option Plan. Not included are 8,000 shares underlying options issued pursuant to her employment, which are exercisable in 2002, 2003, 2004 and 2005, and 25,000 underlying options which were granted in March 2002, which are exercisable in December 2002, 2003, 2004, 2005 and 2006.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

     Mr. Horowitz is of counsel to the law firm of Mintz & Gold LLP, which provides legal services to the Company. Mintz & Gold LLP received $166,686 in fees during 2001 for legal services rendered to the Company.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
          ----------------------------------------------------------------

(a)  The following documents are filed as part of this report:

     1.  Independent Auditors' Report

         Consolidated Balance Sheets at December 31, 2001 and 2000

         Consolidated Statements of Operations for the Years ended December 31, 2001, 2000 and 1999

         Consolidated Statements of Stockholders' Equity for the Years ended December 31, 2001, 2000 and 1999

         Consolidated Statements of Cash Flows for the Years ended December 31, 2001, 2000 and 1999

         Notes to Consolidated Financial Statements

     2.  Financial Statement Schedule

         Valuation and Qualifying Accounts

     3.  The Exhibits, which are listed on the Exhibit Index attached hereto

(b)  Reports on Form 8-K

     The Company filed no reports on Form 8-K during the last quarter of Fiscal 2001.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  MARCH 25, 2002

                                    DONNKENNY, INC.

                                          By:  /s/  Daniel H. Levy
                                               --------------------------------
                                               Daniel H. Levy, Chairman of the
                                               Board of Directors and Chief
                                               Executive Officer

                       Pursuant to the requirements of the Securities Exchange Act of 1934.

This report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

                                      /s/ Daniel H. Levy
                                      ------------------------------------------
Dated:   MARCH 25, 2002               Daniel H. Levy, Chairman of the Board of
                                      Directors and Chief Executive Officer
                                      (Principal Executive Officer)

                                      /s/ Lynn Siemers
                                      ------------------------------------------
Dated:   MARCH 25, 2002               Lynn Siemers, President and Chief
                                      Operating Officer

                                      /s/ Maureen d. Schimmenti
                                      ------------------------------------------
Dated:   MARCH 25, 2002               Maureen d. Schimmenti, Chief Financial
                                      Officer, Vice President-Finance and
                                      Secretary (Principal Financial and
                                      Accounting Officer)

                                      /s/ Sheridan C. Biggs
                                      ------------------------------------------
Dated:   MARCH 25, 2002               Sheridan C. Biggs, Director

                                      /s/ Harry A. Katz
                                      ------------------------------------------
Dated:   MARCH 25, 2002               Harry A. Katz, Executive Vice President
                                      and Chief Administrative Officer

                                      /s/ Harvey Horowitz
                                      ------------------------------------------
Dated:   MARCH 25, 2002               Harvey Horowitz, Director

                                      /s/ Richard C. Rusthoven
                                      ------------------------------------------
Dated:   MARCH 25, 2002               Richard C. Rusthoven, Director

                                      /s/ Robert A. Kasenter
                                      ------------------------------------------
Dated:   MARCH 25, 2002               Robert A. Kasenter, Director

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

10.32           Donnkenny, Inc. 1994 Stock Option Plan for Non-Employee
                Directors.(8)

10.33           Donnkenny, Inc. 1996 Restricted Stock Plan.(9)

10.41 Employment Agreement between Harvey A. Appelle and the Company, dated April 14, 1997.(10)

10.42           Employment Agreement between Lynn Siemers and the Company, dated
                April 14, 1997.(10)

10.46 Employment Agreement between Beverly Eichel and the Company dated September 28, 1998.(11)

10.48           Commission's Order Instituting Public Administrative
                Proceedings, Make Findings and Instituting a Cease-and-Desist
                Order and Offer of Settlement of Donnkenny, Inc. released on February 2, 1999.(12)

10.49           Credit Agreement among Donnkenny Apparel, Inc., Beldoch
                Industries Corporation, the Guarantors Named therein, the
                Lenders Named therein and the CIT Group/Commercial Services,
                Inc., dated as of June 29, 1999. (13)

10.50           The Waiver and First Amendment to Credit Agreement, dated as of
                November 11, 1999 among the Company, the Lenders Named therein and the CIT Group/Commercial Services, Inc.(14)

10.51 The Second Amendment Agreement, dated as of December 23, 1999 among the Company, the Lenders Named therein and the CIT Group/
                Commercial Services, Inc.(15)

10.52 Employment agreement between Daniel H. Levy and the Company, dated January 1, 2000(15).


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

10.55           Asset Purchase Agreement between Ann Travis, Inc. and Donnkenny
                Apparel, Inc. dated as of June 1, 2000.(16)

10.56           The Fifth Amendment and Waiver Agreement, dated as of July 6,
                2000 among the Company, the Lenders Named therein and the CIT
                Group/Commercial Services, Inc.(16)

10.57           The First Amendment to the Employment Agreement between Daniel
                H. Levy and the Company dated May 17, 2000.(16)

10.58 Employment Agreement between Beverly Eichel and the Company dated June 6, 2000. (16)

10.59           The Sixth Amendment and Waiver Agreement, dated as of November
                13, 2000, among the Company, the Lenders Named therein and the CIT Group/Commercial Services, Inc.(17)

10.60           Employment Agreement between Lynn Siemers and the Company dated
                October 11, 2000.(17)

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

10.64           The Eighth Amendment and Waiver agreement dated as of March 13,
                2002, among the Company, the Lenders Named therein and the CIT
                Group/Commercial Services, Inc.(20)

21              Subsidiaries of the Company.

-------------
(1) Incorporated herein by reference to the Company's Registration Statement on Form S-1 (Registration No. 33-48243), as filed with the Commission on May 29, 1992 (the "Registration Statement").
(2) Incorporated herein by reference to Amendment No. 4 to the Registration Statement (Registration No. 33-48243), as filed with the Commission on May 24, 1993.
(3) Incorporated herein by reference to Amendment No. 3 to the Registration Statement (Registration Statement No. 33-48243), as filed with the Commission on May 10, 1993.
(4) Incorporated herein by reference to Amendment No. 5 to the Registration Statement (Registration No. 33-48243), as filed with the Commission on June 11, 1993.

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

(19) Incorporated herein by reference to the Company's Report on Form 10-K for the fiscal year ended December 31, 2000.

(20)    Filed herewith.

                                   EXHIBIT 21

                           SUBSIDIARIES OF THE COMPANY

SUBSIDIARY                                       JURISDICTION OF INCORPORATION
----------                                       -----------------------------
Christiansburg Garment Company                       Delaware
Donnkenny Apparel, Inc.                              Delaware
Beldoch Industries Corporation                       Delaware
H Squared Dispositions, Inc.                         New York

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Donnkenny, Inc.

     We have audited the accompanying consolidated balance sheets of Donnkenny, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the fiscal years in the three-year period then ended. Our audits also included the financial statement schedule listed in the Index at item 14(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects the consolidated financial position of Donnkenny, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the fiscal years in the three-year period then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



Deloitte & Touche LLP
New York, New York
March 25, 2002

                        DONNKENNY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                          DECEMBER 31, 2001   DECEMBER 31, 2000
                                                                        --------------------------------------
ASSETS
CURRENT ASSETS:
    Cash .........................................................                 $ 39                  $ 65
    Accounts receivable, net of allowances for bad debts
       of $116 and $109, respectively ............................               25,225                30,968
    Recoverable income taxes .....................................                  381                   155
    Inventories ..................................................               17,773                19,730
    Deferred tax assets ..........................................                1,662                 1,482
    Prepaid expenses and other current assets ....................                1,220                 1,177
    Assets held for sale .........................................                  788                 1,206
                                                                        ----------------      ----------------
    Total current assets .........................................               47,088                54,783
PROPERTY, PLANT AND EQUIPMENT, NET ...............................                5,379                 5,076
OTHER ASSETS .....................................................                  368                   430
INTANGIBLE ASSETS ................................................               29,565                31,054
                                                                        ----------------      ----------------

TOTAL. ...........................................................             $ 82,400              $ 91,343
                                                                        ================      ================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current portion of long-term debt ............................                $ 933               $ 1,523
    Accounts payable .............................................                7,760                11,751
    Accrued expenses and other current liabilities ...............                3,504                 2,310
                                                                        ----------------      ----------------
        Total current liabilities ................................               12,197                15,584
                                                                        ----------------      ----------------
LONG-TERM DEBT ...................................................               34,844                40,624
DEFERRED TAX LIABILITIES .........................................                1,662                 1,482

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred stock $.01 par value; authorized 500
        shares, issued none
    Common stock, $.01 par value; authorized 20,000
       shares, issued and outstanding 4,367 ......................                   44                    44
    Additional paid-in capital ...................................               50,449                50,449
    Accumulated Deficit ..........................................              (16,796)              (16,840)
                                                                        ----------------      ----------------
    Total stockholders' equity ...................................               33,697                33,653
                                                                        ----------------      ----------------

TOTAL ............................................................             $ 82,400              $ 91,343
                                                                        ================      ================

          See accompanying notes to consolidated financial statements.

                        DONNKENNY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                     YEAR ENDED            YEAR ENDED         YEAR ENDED
                                                                    DECEMBER 31,          DECEMBER 31,       DECEMBER 31,
                                                                        2001                  2000               1999
                                                                ---------------       ----------------      ----------------
NET SALES ....................................................       $ 152,180              $ 151,055             $ 173,749
COST OF SALES ................................................         117,497                124,073               138,816
                                                                ---------------       ----------------      ----------------

       Gross Profit ..........................................          34,683                 26,982                34,933

OPERATING EXPENSES:
    Selling, general and administrative expenses .............          28,367                 28,194                33,002
    Amortization of goodwill and other related
       acquisition costs .....................................           1,489                  1,437                 1,390
    Provision for settlement of litigation ...................               -                    599                 5,875
    Restructuring charge .....................................             300                    500                     -
                                                                ---------------       ----------------      ----------------

       Operating income (loss) ...............................           4,527                 (3,748)               (5,334)

OTHER EXPENSE:

    Interest expense .........................................           4,703                  5,097                 4,007
                                                                ---------------       ----------------      ----------------

       Loss before income taxes ..............................            (176)                (8,845)               (9,341)

INCOME TAX EXPENSE (BENEFIT) .................................            (220)                    88                    87
                                                                ---------------       ----------------      ----------------

    NET INCOME (LOSS) ........................................            $ 44               $ (8,933)             $ (9,428)
                                                                ===============       ================      ================

    Basic income (loss) per common share .....................          $ 0.01                $ (2.26)              $ (2.65)
                                                                ===============       ================      ================

    Shares used in the calculation of basic
       income (loss) per common share ........................       4,367,417              3,956,679             3,552,000
                                                                ===============       ================      ================

    Diluted income (loss) per common share ...................          $ 0.01                $ (2.26)              $ (2.65)
                                                                ===============       ================      ================

    Shares used in the calculation of diluted
       income (loss) per common share ........................       4,387,685              3,956,679             3,552,000
                                                                ===============       ================      ================

          See accompanying notes to consolidated financial statements.

                        DONNKENNY, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                                      ISSUABLE
                                                                              ADDITIONAL  SHARES FOR  RETAINED       TOTAL
                                                         PREFERRED  COMMON     PAID-IN    LITIGATION  EARNINGS    STOCKHOLDERS'
                                                          STOCK      STOCK     CAPITAL    SETTLEMENT  (DEFICIT)     EQUITY
                                                         --------   --------   --------    --------    --------    --------
BALANCE, DECEMBER 31, 1998                               $      0   $     36   $ 47,701    $      0    $  1,521    $ 49,258
    Issuance of Common Stock .........................          0          0        176           0           0         176
    Issuable shares for litigation settlement ........          0          0          0       1,875           0       1,875
    Net Loss .........................................          0          0          0           0      (9,428)     (9,428)
                                                         --------   --------   --------    --------    --------    --------

BALANCE, DECEMBER 31, 1999 ...........................   $      0   $     36   $ 47,877    $  1,875    ($ 7,907)   $ 41,881
    Issuance of Common Stock .........................          0          0        705           0           0         705
    Issuance of shares for litigation settlement......          0          8      1,867      (1,875)          0           0
    Net Loss .........................................          0          0          0           0      (8,933)     (8,933)
                                                         --------   --------   --------    --------    --------    --------

BALANCE, DECEMBER 31, 2000 ...........................   $      0   $     44   $ 50,449    $      0    ($16,840)   $ 33,653
    Net Income .......................................          0          0          0           0          44          44
                                                         --------   --------   --------    --------    --------    --------

BALANCE, DECEMBER 31, 2001 ...........................   $      0   $     44   $ 50,449    $      0    ($16,796)   $ 33,697
                                                         ========   ========   ========    ========    ========    ========

          See accompanying notes to consolidated financial statements.

                        DONNKENNY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                         YEAR ENDED            YEAR ENDED         YEAR ENDED
                                                                        DECEMBER 31,          DECEMBER 31,       DECEMBER 31,
                                                                            2001                  2000               1999
                                                                    ------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss) .............................................            $ 44              $ (8,933)             $ (9,428)
    Adjustments to reconcile net cash
      provided by (used in) operating activities:
      Provision for shares issuable on litigation settlement ......               -                     -                 1,875
      Depreciation and amortization of fixed assets ...............           1,140                   820                   814
      Loss on disposal of fixed assets ............................               3                     -                     5
      Amortization of intangibles and other assets ................           1,489                 1,437                 1,390
      Write down of fixed assets ..................................             300                   200                     -
      Provision for losses on accounts receivable .................              20                    22                   (72)
    Changes in assets and liabilities, net of the effects
      of acquisitions and disposals:
      (Increase) decrease in accounts receivable ..................           5,723                  (968)                 (587)
      (Increase) decrease in recoverable income taxes .............            (226)                  149                   351
      (Increase) decrease in inventories ..........................           1,957                10,144                (7,351)
      Decrease (increase) in prepaid expenses and other
         current assets ...........................................             (43)                 (541)                  630
      Decrease in other non-current assets ........................              62                   116                 1,780
      (Decrease) increase in accounts payable .....................          (3,991)                1,400                 1,960
      (Decrease) increase in accrued expenses and
         other current liabilities ................................           1,194                  (950)               (3,290)
                                                                    ----------------      ----------------      ----------------
         Net cash  provided by (used in) operating activities .....           7,672                 2,896               (11,923)
                                                                    ----------------      ----------------      ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment .....................          (1,395)               (1,054)                 (501)
    Proceeds from sale of property, plant and equipment ...........              67                   189                 1,381
    Acquisition of business .......................................               -                (1,518)                    -
                                                                    ----------------      ----------------      ----------------
         Net cash (used in) provided by investing activities ......          (1,328)               (2,383)                  880
                                                                    ----------------      ----------------      ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increases (repayments) of long-term debt ..................          (1,523)               (1,168)                2,346
    Borrowings for acquisition ....................................               -                 1,300                     -
    Net increases (repayments) under revolving credit line ........          (4,847)                 (760)                8,374
                                                                    ----------------      ----------------      ----------------

         Net cash (used in) provided by financing activities ......          (6,370)                 (628)               10,720
                                                                    ----------------      ----------------      ----------------

NET DECREASE IN CASH ..............................................             (26)                 (115)                 (323)
CASH, AT BEGINNING OF PERIOD ......................................              65                   180                   503
                                                                    ----------------      ----------------      ----------------

CASH, AT END OF PERIOD ............................................            $ 39                  $ 65                 $ 180
                                                                    ================      ================      ================

    Supplemental Disclosures

    Income Taxes paid. ............................................            $ 78                  $ 61                 $ 206
                                                                    ================      ================      ================
    Interest paid. ................................................         $ 4,722               $ 4,527               $ 3,438
                                                                    ================      ================      ================
    Supplemental schedule of non-cash financing
    activities
    Issuance of common stock ......................................             $ -                 $ 705                 $ 176
                                                                    ================      ================      ================

          See accompanying notes to consolidated financial statements.

                        DONNKENNY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Business - The Company designs, imports and markets a broad line of moderately priced women's sportswear and operates in one business segment. The Company's products are primarily sold throughout the United States by retail chains, department stores and smaller specialty shops.

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


      Estimated useful lives are as follows:
          Buildings ............................           9 to 38 years
          Machinery and equipment ..............           3 to 10 years
          Furniture and fixtures ...............           7 to 10 years
          Leasehold improvements ...............           7 to 10 years
                                                      (or lease term if shorter)


     Other Assets - Other assets at December 31, 2001 and 2000 of $368 and $430, respectively, represent deferred financing costs, which are amortized over the term of the related debt agreement.

     Intangible Assets - Goodwill, which represents the excess purchase price over fair value of net assets acquired relates to the acquisition of the Company in 1989 following a change in control, the sportswear division of Oak Hill Sportswear Corporation ("Oak Hill"), Beldoch Industries Corporation ("Beldoch") in 1995, and Ann Travis in 2000 (see note 17). Goodwill was amortized on a straight-line basis over the expected periods to be benefited, ranging from 10 to 40 years. In 2002, the Company will adopt Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets", which changes the accounting for goodwill to an impairment only approach. The Company will cease the amortization of goodwill (see "Recent Accounting Pronouncements").

     Also included in intangible assets are costs related to licenses acquired by the Company, which are being amortized on a straight-line basis over 20 years (see note 4).

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

     The Company assesses the recoverability of goodwill by determining whether the amortization of goodwill over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operations or assets. If the estimated cash flows are less than the carrying value, an impairment loss is charged to operations based on the difference between the carrying amount, and the estimated undiscounted cash flows.

     Revenue Recognition - The Company recognizes sales upon shipment of products to customers since title passes upon shipment. Provisions for estimated uncollectible accounts, discounts and returns and allowances are provided when sales are recorded based upon historical experience and current trends.

     Advertising Expense - Advertising costs are expensed when incurred. Net advertising expenses of $953, $815, and $572 were incurred in the Company's Consolidated Statements of Operations for the years ended December 31, 2001, 2000, and 1999, respectively.

     Income Taxes - The Company accounts for income taxes in accordance with an asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized (see note 7).

     Fair Value of Financial Instruments - The carrying amount of significant financial instruments, which includes accounts receivable, accounts payable and accrued expenses, all approximated fair value as of December 31, 2001 and December 31, 2000 due to their short-term maturities. Long-term debt approximates fair value due to either its variable interest rate or short-term maturities.

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

     Recent Accounting Pronouncements - In June 2000, the Financial Accounting Standards Board (" FASB") issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." This statement addresses a limited number of issues causing implementation difficulties for entities applying SFAS No. 133. SFAS No. 133 requires that an entity recognize all derivative instruments as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company was required to adopt SFAS No. 133 effective January 1, 2001. Adoption of SFAS No. 133 did not have an impact on the Company's reported results of operations, equity or financial position, as it does not engage in derivative or hedging transactions.

     In June 2001, the FASB issued two new pronouncements: SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets.

     SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB No. 16 "Business Combinations" and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises". All business combinations in the scope of this Statement are to be accounted for using one method: the purchase method. SFAS 141 is effective as follows: a) use of the pooling-of-interest method is prohibited for business combinations initiated after June 30, 2001; and b) the provisions of SFAS 141 also apply to all business combinations accounted for by the purchase method that are completed after June 30, 2001 (that is, the date of the acquisition is July 2001 or later). The Company has determined that the adoption of this statement will not have an impact on the consolidated financial statements.

     SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB No. 17, "Intangible Assets". It changes the accounting for goodwill from an amortization method to an impairment only approach. SFAS 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The Company will cease the amortization of goodwill, which was recorded in past business combinations on December 31, 2001 as required by SFAS No. 142. Amortization expense was $1.5 million during Fiscal 2001 and $1.4 million in Fiscal 2000 and 1999. The Company will adopt this pronouncement in the first quarter of 2002, and estimates that the adoption of this pronouncement will result in the write-off of substantially all of the goodwill recorded in its consolidated financial statements.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Early adoption is encouraged. The Company will adopt this pronouncement on January 1, 2002, and does not believe that there is any material impact on its consolidated financial statements

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Adoption of SFAS No. 144 on January 1, 2002 will not have an impact on the Company's reported results of operations, equity or financial position.

     Reclassifications - Certain reclassifications have been made in 2000 and 1999 financial statements to conform to the 2001 presentation.

2.   INVENTORIES

     Inventories consisted of the following at December 31, 2001 and December 31, 2000:

                                                 2001         2000
                                              -------      -------
     Raw materials......................      $   840      $ 1,719
     Work in process....................          331          936
     Finished goods.....................       16,602       17,075
                                              -------      -------
                                              $17,773      $19,730
                                              =======      =======

3.    PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consisted of the following at December 31, 2001 and December 31, 2000:
                                                 2001         2000
                                               ------       -------
     Land and land improvements.........      $   179      $   213
     Buildings and improvements.........        4,512        4,634
     Machinery and equipment............        5,678        4,371
     Furniture and fixtures.............        1,216        1,736
                                              --------------------
                                               11,585       10,954

     Less accumulated depreciation
       and amortization.................        6,206        5,878
                                              --------------------
                                              $ 5,379      $ 5,076
                                              ====================

4.  INTANGIBLE ASSETS

     Intangible assets consisted of the following at December 31, 2001 and December 31, 2000:

                                                 2001         2000
                                               -------      -------
     Goodwill............................     $ 36,241     $ 36,241
     Licenses............................        6,325        6,325
                                              --------     --------
                                                42,566       42,566
     Less accumulated amortization.......       13,001       11,512
                                              --------     --------
                                              $ 29,565     $ 31,054
                                              ========     ========

5.   ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities consisted of the following at December 31, 2001 and December 31, 2000:

                                                   2001        2000
                                                 -------     -------
     Accrued Salaries, Benefits and Bonus.....   $ 2,032     $   515
     Other Accrued Expenses...................     1,472       1,795
                                                 -------     -------
     Total....................................   $ 3,504     $ 2,310
                                                 =======     =======

6.   LONG-TERM DEBT

     Long-term debt consisted of the following at December 31, 2001 and December 31, 2000:

                                                   2001         2000
                                                 --------     --------
     Revolving Credit Borrowings.............    $ 34,411     $ 39,258
     Borrowings
     Senior Term Loans.......................       1,366        2,800
     Other (a)...............................          --           89
                                                 --------     --------
     Total...................................    $ 35,777     $ 42,147
                                                 --------     --------
     Less current maturities.................    $    933     $  1,523
                                                 --------     --------
                                                 $ 34,844     $ 40,624
                                                 ========     ========

     Annual maturities of long-term debt are as follows:

          2002....................          $    933
          2003.....................              433
          2004.....................           34,411
                                            --------
                                            $ 35,777
                                            ========


(a) Other debt consisted of a secured term loan that was entered into on June 30, 1998 in the amount of $0.5 million. As of December 31, 2000 the principal balance of this loan amounted to $89. The interest rate was fixed at 8.75% and the loan required monthly principal and interest payments of $15 through June 2001. Software, machinery and equipment secured this obligation.

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

     Borrowings under the Credit Agreement as amended (see below) bore interest at the prime rate plus two percent (6.75% at December 31, 2001). The Credit Agreement provides for advances of (i) up to 90% of eligible accounts receivable plus (ii) up to 60% of eligible inventory plus (iii) up to 60% of the undrawn amount of all outstanding letters of credit plus (iv) allowable overadvances. The term loan requires quarterly payments of $0.25 million plus all accrued and unpaid interest beginning September 30, 1999 through June 30, 2002. The Credit Agreement as amended expires on June 30, 2004.

     Collateral for the Credit Agreement includes a first priority lien on all accounts receivable, machinery, equipment, trademarks, intangibles and inventory, a first mortgage on all real property and a pledge of the Company's stock interest in the Company's operating subsidiaries, Donnkenny Apparel, Inc. and Beldoch Industries Corporation.

     The Credit Agreement contains numerous financial and operational covenants, including limitations on additional indebtedness, liens, dividends, stock repurchases and capital expenditures. In addition, the Company is required to maintain specified levels of tangible net worth and comply with a minimum earnings before depreciation, amortization, interest and taxes (EBITDA) and a minimum interest coverage ratio, based upon the annual business plan approved by the lender.

     During Fiscal 1999 and Fiscal 2000, the Company entered into various amendments and agreements to waive the Company's noncompliance with financial covenants on certain dates and to reset overadvanced amounts and covenants. These amendments and agreements also increased the interest rate on borrowings.

     On July 6, 2000, the Company entered into an Amendment to finance the acquisition of the Ann Travis business (see note 17) by the issuance of an additional $1.3 million term loan. The new term loan bears interest at the prime rate plus 2.0% and is repayable over thirty-six months commencing January 1, 2001. A fee of $100,000 was paid for the Amendment.

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

     Effective January 1, 2002, the Company established covenants and the level of allowable overadvances with the lender to support its 2002 business plan. This Amendment and Waiver Agreement also amended the interest rate on the revolving credit borrowings to the prime rate plus one and three quarters percent (6.50% at January 1, 2002). No fee was paid in connection with the Amendment and Waiver.

     The Company also has a factoring agreement with CIT. The factoring agreement provides for a factoring commission equal to .35% of gross sales, plus certain customary charges. The agreement is in effect through December 31, 2002.

     At December 31, 2001, the Company was contingently liable for outstanding letters of credit issued amounting to $9.0 million.

7.  INCOME TAXES

     Income tax expense (benefit) for the years ended December 31, 2001, 2000 and 1999 and is comprised of the following:

                                   2001      2000       1999
                                  ------    ------     ------
     Current:
       Federal.................   $ (277)   $    -     $    -
       State and local.........       57        88         87
     Deferred..................        -         -          -
                                  ------    ------     ------
                                  $ (220)   $   88     $   87
                                  ======    ======     ======

     In Fiscal 2001, the IRS Joint Committee completed its audit of amended prior year tax returns. As a result, the Company will receive net refunds of approximately $219,000.

     A reconciliation of the statutory Federal tax rate and the effective rate is as follows:



                                                     2001      2000      1999
                                                    ------    ------    ------
    Federal statutory tax rate.....................    (34)%     (34)%     (34)%
    State and local taxes, net of federal
        income tax benefit.........................     28        (2)       (3)
    Federal tax benefit of amended returns and
       other.......................................   (157)        -         -
    Nondeductible items............................    207        12         4
    Losses not providing federal tax benefit.......      -         -         2
    (Decrease)/Increase of valuation allowance.....   (169)       25        32
                                                    ------    ------    ------
                                                      (125)%       1%        1%
                                                    ======    ======    ======

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:


                                                   DECEMBER       DECEMBER
                                                   31, 2001       31, 2000
                                                 ------------    ----------
    Deferred tax assets:
    Accounts receivable allowances ............  $         40    $       36
    Inventory valuation .......................           688           832
    Accrued expenses ..........................           837           472
    State operating loss carryforwards ........         1,425         1,573
    Federal operating loss carryforwards ......         6,702         7,696
    Other .....................................            97           141
                                                 ------------    ----------
        Total gross deferred tax assets .......         9,789        10,750
                                                 ------------    ----------

Deferred tax liabilities:
    Property, plant and equipment .............        (1,147)       (1,159)
    Intangibles ...............................        (2,195)       (2,843)
                                                 ------------    ----------
        Total gross deferred tax liabilities...        (3,342)       (4,002)
                                                 ------------    ----------

Net deferred tax asset ........................         6,447         6,748
Less valuation allowance ......................        (6,447)       (6,748)
                                                 ------------    ----------
Net deferred taxes ............................  $       --      $     --
                                                 ------------    ----------

      As of December 31, 2001 and 2000, the Company recorded a valuation allowance against the net deferred tax assets due to uncertainty of the realization of net operating loss carryforwards.

      As of December 31, 2001, the following Federal and State net operating loss carryforwards were available:

                                               Net Operating Losses
                                               --------------------
      Expiration Dates                         Federal         State
                                             -----------    ----------
      2011.................................  $     -      $     4,456
      2012.................................        -            5,409
      2013.................................        -            4,388
      2014.................................        -            2,616
      2015.................................        -           13,315
      2016-2017............................        -              670
      2018.................................    3,108                -
      2019.................................    2,616                -
      2020.................................   13,315                -
      2021-2022............................      670                -


8.  LEASES

     Rental expense for operating leases for the years ended December 31, 2001, 2000, and 1999 approximated $3,226, $3,296, and $3,223, respectively. Minimum future rental payments as of December 31, 2001 for operating leases with initial noncancelable lease terms in excess of one year, are as follows:

    YEAR ENDING DECEMBER 31,                           AMOUNT
    ------------------------                          -------
    2002      ...............................          $2,932
    2003      ...............................           2,523
    2004      ...............................           2,419
    2005      ...............................           2,384
    2006      ...............................           1,592
    Thereafter...............................           1,329
                                                      -------
                                                      $13,179
                                                      =======

9.  EMPLOYEE BENEFIT PLAN

     The Company sponsors an Employees' Savings 401(k) Plan (the "Plan") covering substantially all of its employees. Contributions to the Plan are made by the Company at the discretion of the Board of Directors. The Company matched the employee contributions for fiscal 2001, 2000 and 1999 in cash in the amounts of $44, $43 and $55 respectively.

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

     In the year ended December 31, 2001, incremental shares under stock plans of 20,268 were included in the diluted earnings per share calculation. In the years ended December 31, 2000 and 1999 the incremental shares under stock plans of 0 and 73,314 were not considered for the diluted earnings per share calculation due to their antidilutive effect. Accordingly, the amounts reported for basic and diluted earnings per share are the same for those years.

11. STOCK BASED COMPENSATION

     a. Stock Options

     The Company has a stock award and incentive program that permits the issuance of up to 500,000 options to employees on terms as determined by the Board of Directors. In addition, the Company has an award program that permits option grants to Directors up to a maximum of 75,000 shares. Effective April 20, 2000, the Company had a one-for-four reverse stock split (see note 16).

     Under the terms of the plan, options granted may be either non-qualified or incentive stock options and the exercise price, determined by the Stock Option committee, may not be less than the fair market value of the Company's Common Stock on the date of the grant.

     Information regarding the Company's stock option plan is summarized below:

                                              2001                         2000                        1999
                                  --------------------------------------------------------------------------
                                              WEIGHTED-               WEIGHTED-                   WEIGHTED-
                                              AVERAGE                 AVERAGE                     AVERAGE
                                              EXERCISE                EXERCISE                    EXERCISE
                                   OPTIONS     PRICE       OPTIONS      PRICE       OPTIONS         PRICE
                                  --------------------------------------------------------------------------
Outstanding at beginning of the
year ..........................    404,130    $   9.85     383,225    $   12.56     435,038       $   16.16
Granted .......................     53,750        0.54     151,250         1.52      62,500            5.04
Exercised .....................       --            --          --           --          --              --
Cancelled .....................   (163,627)       8.44    (130,345)       14.43    (114,313)          18.08
                                  -------------------------------------------------------------------------------
Outstanding at end of year ....    294,253    $   8.58     404,130    $    9.85     383,225       $   12.56
                                   =======                 =======                  =======
Exercisable at end of year ....    212,603                 212,701                  171,485
                                   =======                 =======                  =======
Available for grant at year
end ...........................    180,922                  71,045                   91,950
                                   =======                 =======                  =======

     The options outstanding at December 31, 2001 range in price as follows:

                                       OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
                   -----------------------------------------------------------------------------------------------------
                                       WEIGHTED-AVERAGE
RANGE OF EXERCISE   OUTSTANDING AS   REMAINING CONTRACTUAL  WEIGHTED-AVERAGE    EXERCISABLE AS OF    WEIGHTED-AVERAGE
      PRICES         OF 12/31/2001            LIFE            EXERCISE PRICE        12/31/2001        EXERCISE PRICE
      ------         -------------            ----            --------------        ----------        --------------
   0.00 -  7.23           179,625               8.0               $  1.99                108,375           $  2.17
   7.23 - 14.45            43,726               5.3               $ 11.77                 43,326           $ 11.78
  14.45 - 21.68            57,501               5.5               $ 15.95                 47,501           $ 15.99
  21.68 - 36.13             2,000               3.3               $ 33.25                  2,000           $ 33.25
  36.13 - 50.58             3,751               2.3               $ 44.25                  3,751           $ 44.25
  50.58 - 72.25             7,650               4.3               $ 72.25                  7,650           $ 72.25

     The Company applies Accounting Principles Board Opinion No. 25, and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans because the exercise price for stock options granted equaled the market price of the underlying stock at the date of grant. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net
              ---------------------------------------
income (loss) and earnings/(loss) per share for the years ended December 31, 2001, 2000 and 1999 would have been adjusted to the pro forma amounts indicated below:

                                              2001        2000        1999
                                              ----        ----        ----
Net income/(loss):
As reported...............................     $44      $(8,933)     $(9,428)
                                               ===      =======     ========

Pro forma.................................   $(534)     $(9,717)     $(9,675)
                                             ======     =======     ========
Basic and diluted net income/(loss) per
share:
As reported...............................   $ 0.01     $ (2.26)     $ (2.65)
                                             ======     =======     ========

Pro forma ................................   $(0.12)    $ (2.46)     $ (2.72)
                                             ======     =======     ========

     The weighted-average Black-Scholes value of the options granted during 2001, 2000 and 1999 which were used to calculate the pro-forma losses were $0.54, $1.47 and $1.13, respectively. The following weighted-average assumptions were used in the Black-Scholes option-pricing model for grants in 2001, 2000 and 1999 respectively: dividend yield of 0% for all periods, volatility of 246%, 130% and 119%, risk-free interest rate of 4.05%, 5.24% and 5.35%, and an expected life of 5, 10 and 10 years.

     b. Restricted Stock

     In 1996, the Company adopted a plan to issue up to 1,000,000 shares of restricted stock to employees of the Company. During 1997, 305,000 shares were granted to employees of the Company at no cost to the employees. Of the total number of restricted shares granted, 5,000 shares vested and were issued upon the date of grant at the fair market value of $2.94 per share. The remaining 300,000 restricted shares were granted at a per share price of $2.94 and vest as follows: 60,000 shares vested and were issued March 31, 1999; 240,000 shares vested on March 31, 2000 and 60,000 shares (as a result of the reverse stock split) were issued in Fiscal 2000. In January 2000, 37,500 shares of restricted stock were granted to an executive of the Company in connection with his employment agreement at no cost to him. The executive's employment agreement was amended effective January 1, 2001 to rescind the 37,500 restricted stock grant. Compensation cost recorded in 2001, 2000 and 1999 were $0, $94 and $261 respectively, which represents the amortization of the value of the restricted stock award at the date of grant over the vesting period.

     c. Warrants

     On January 14, 1997, the Company issued warrants to purchase 75,000 shares of Common Stock at $5.00 per share to the principal of a company to rescind an acquisition transaction. The warrants are immediately exercisable and will expire July 23, 2004.

     d. Stock Appreciation Rights

     In 1997, the Company awarded stock appreciation rights to an Executive Officer. This officer will be paid an amount equal to the appreciation over a 5-year period of 12,500 shares of stock. No compensation expense was recorded for these stock appreciation rights in 2001, 2000 and 1999.

12. RESTRUCTURING CHARGES

Fiscal 2001 - Write-down of Assets Held for Sale

     In the fourth quarter of 2001, the Company recorded an additional charge of $0.3 million related to the writedown of assets held for sale. As of December 31, 2001, assets held for sale included a total of three facilities. One of these facilities was sold on March 7, 2002.

Fiscal 2000 - Restructuring Charge

     On March 15, 2000, the Company announced that it would close all of its domestic manufacturing plants. These facilities are located in Floyd and Independence, Virginia. During the first quarter ended March 31,2000, the Company recorded restructuring charge of $0.5 million which included the following:
     (i) $0.2 million to write down property, plant and equipment; and (ii) $0.3 million related to the cost of providing severance payments to approximately 200 employees terminated as a result of the facility closures, which has been paid out to employees. The plant closings were completed by end of May 2000. The Company has put these facilities up for sale. As of December 31, 2000, assets held for sale included a total of three facilities.

13.  COMMITMENT AND CONTINGENCIES

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

     On October 7, 1999, the Company entered into a stipulation of settlement (the "Settlement") with the class action plaintiffs. In consideration for the discontinuance of the lawsuit with prejudice, the Company agreed to pay $10.0 million, of which $5.0 million is the Company's share and the balance is payable by the Company's insurers; issue 3 million shares of the Company's common stock (which when issued in the fourth quarter of fiscal 2000 was 750,000 shares as a result of the reverse stock split), and to pursue litigation against two of the Company's insurers to recover under its excess insurers' policies. An order approving the settlement was signed on July 12, 2001. In 1999, the Company recorded a charge of $5.9 million, which represented the cost of the Settlement. The Company funded its required cash contribution to the settlement as of March 31, 2000, except for the cost of the litigation with one of the Company's insurers, which was not material.

c. On April 27, 1998, Wanda King, a former employee of the Company, commenced an action against the Company in the United States District Court for the Western District of Virginia. In her complaint, the Plaintiff sought damages in excess of $8.0 million claiming that she was constructively discharged by the Company. The Company interposed an Answer to the amended Complaint denying the material allegations asserted in the Complaint and brought a motion for summary judgement to dismiss the case. By Order dated February 25, 2002, the United States District Judge granted the Company's motion for summary judgement and the case was dismissed. The Plaintiff has appealed this dismissal to the United States Court of Appeals for the Fourth Circuit.

d. The Company is also a party to legal proceedings arising in the ordinary course of its business. Management believes that the ultimate resolution of these proceedings will not, in the aggregate, have a material adverse effect on financial condition, results of operations, liquidity or business of the Company.

14. BUSINESS CONCENTRATIONS

     Substantially all of the Company's sales are made to customers in the United States. Sales to one chain store retailer accounted for approximately 18%, 13% and 11%, of the Company's sales in 2001, 2000 and 1999, respectively and accounts receivable from this customer was $3.1 million at December 31, 2001. Sales to one wholesale club were 24%, 17% and 17% in 2001, 2000 and 1999 respectively and accounts receivable from this customer were $12.6 million at December 31, 2001. Sales to one catalog customer accounted for 9%, 6% and 3% of the Company's sales in 2001, 2000 and 1999 respectively and accounts receivable were $2.5 million at December 31, 2001. No other customers accounted for more than 8% of the Company's sales in 2001, 2000 and 1999. The terms of the Company's factoring agreement require the lender to approve the credit worthiness of the Company's customers. The Company records an allowance for doubtful accounts for those customers where it has recourse on the receivable.

15.  SHAREHOLDERS RIGHTS PLAN

     On April 2, 1998, the Company's Board of Directors authorized a stockholder rights plan. Under the terms of the Plan, stockholders of record at the close of business on April 13, 1998 received a dividend distribution of one preferred stock purchase right for each outstanding share of the Company's common stock held. The rights will become exercisable only in the event, with certain exceptions, an acquiring party accumulates fifteen percent or more of the Company's voting stock, or if a party announces an offer to acquire fifteen percent or more. The rights will expire on April 1, 2008.

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

16.  REVERSE STOCK SPLIT

     On February 15, 2000, the Company's Board of Directors adopted a resolution to recommend to its shareholders a one-for-four reverse stock split as part of an effort to maintain continued listing of the Company's common stock on the NASDAQ Market.

     The reverse stock split recommendation was approved by the Company's shareholders at a special meeting held on April 18, 2000. The reverse split became effective on April 20, 2000. As a result of the split, each four shares of common stock applicable to shareholders on the effective date of the split were converted into one share of stock.

     Prior to the split, the Company had 14,229,540 shares outstanding. As a result of the split, the Company had 3,557,385 shares outstanding. Earnings
(loss) per share and share amounts have been restated to reflect the reverse split for all periods presented.

17.  ANN TRAVIS ACQUISITION

     On July 1, 2000 the Company acquired certain assets of Ann Travis Inc. ("Ann Travis") for 1.5 million, including costs incurred in the acquisition of $0.3 million. Ann Travis designs, imports, and markets women's sportswear. Assets acquired included $0.5 million of certain merchandise inventory, the Ann Travis and Decade Designs trademarks and the license rights for sales of women's apparel under the Delta Burke trademark. The acquisition was accounted for as a purchase. The purchase was funded by CIT under a new $1.3 million term loan which requires payment in equal installments over three years commencing January 1, 2001 (see note 6). Goodwill of $1.0 million was recorded in connection with this acquisition and was being amortized over ten years. See Note 1 - "Recent Accounting Pronouncements". The Company will cease the amortization of goodwill in 2002 upon the adoption of SFAS No. 142.

     The following unaudited pro-forma net sales information combines financial information of the Company with Ann Travis for Fiscal 2000 and 1999 assuming the acquisition had occurred as of January 1, 1999:


     Net Sales          2000       1999
                       ------     ------
                     $ 161,000  $ 190,000

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

                                 DONNKENNY, INC.


                      INDEX TO FINANCIAL STATEMENT SCHEDULE

SCHEDULE II     VALUATION AND QUALIFYING ACCOUNTS .....................

                                   SCHEDULE II

                                 DONNKENNY, INC.

                        Valuation and Qualifying Accounts

                               For the Years ended

                        December 31, 2001, 2000 and 1999

                                             BALANCE OF      CHARGED TO
                                            BEGINNING OF     COSTS AND                      BALANCE AT END
                                              PERIOD          EXPENSES       DEDUCTIONS       OF PERIOD
                                            -----------     -----------     -----------      -----------
Year ended December 31, 2001
    Reserve for bad debts                   $    93,000          20,000           (9,000)     $   104,000
    Reserve for discounts                        16,000      (1,569,000)       1,565,000           12,000
                                            -----------                                       -----------
       Subtotal for accounts receivable     $   109,000                                       $   116,000
                                            ===========                                       ===========
    Reserve for inventory markdowns         $ 1,684,000       3,590,000       (4,167,000)     $ 1,107,000
                                            ===========                                       ===========

Year ended December 31, 2000

    Reserve for bad debts                   $   365,000         (22,000)        (250,000)     $    93,000
    Reserve for discounts                        17,000       1,930,000       (1,931,000)          16,000
                                            -----------                                       -----------
       Subtotal for accounts receivable     $   382,000                                       $   109,000
                                            ===========                                       ===========
    Reserve for inventory markdowns         $ 1,921,000       4,290,000       (4,527,000)     $ 1,684,000
                                            ===========                                       ===========

Year ended December 31, 1999:

    Reserve for bad debts                   $   602,000        (173,000)         (64,000)     $   365,000
    Reserve for discounts                        18,000       1,583,000       (1,584,000)          17,000
                                            -----------                                       -----------
       Subtotal for accounts receivable     $   620,000                                       $   382,000
                                            ===========                                       ===========
    Reserve for inventory markdowns         $ 1,935,000       1,786,000       (1,800,000)     $ 1,921,000
                                            ===========                                       ===========

                                                               [EXECUTION FINAL]

                      EIGHTH AMENDMENT TO CREDIT AGREEMENT

         EIGHTH AMENDMENT TO CREDIT AGREEMENT, dated as of March 13, 2002 (this "Amendment"), to the Credit Agreement dated as of June 29, 1999 (as amended, supplemented or otherwise modified from time to time, the "Credit Agreement") among DONNKENNY APPAREL, INC. a Delaware corporation ("DKA"), BELDOCH INDUSTRIES CORPORATION, a Delaware corporation ("BIC"; together with DKA, and severally, the "Borrowers"), the Guarantors party thereto, the Lenders party thereto and THE CIT GROUP/COMMERCIAL SERVICES, INC. as agent for the Lenders (in such capacity, the "Agent").

         The Borrowers, the Guarantors, the Lenders and the Agent are parties to the Credit Agreement.

         The Borrowers have requested that the Lenders (a) amend the Interest Rate applicable to Revolving Credit Loans and (b) agree to continue providing Overadvances to Borrowers during Borrowers' 2002 Fiscal Year.

         The Lenders are willing to (a) amend the Interest Rate applicable to Revolving Credit Loans and (b) continue providing Overadvances to Borrowers, and in addition, Borrowers, Lenders and Agent have agreed to amend certain of the financial covenants provided for in the Credit Agreement, all upon the terms and subject to the conditions set forth in this Amendment.

         Accordingly, in consideration of the mutual agreements set forth herein, and for good and other valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties hereto hereby agree as follows:

         1. Defined Terms. Initially capitalized terms used and not otherwise defined herein shall have their respective meanings as defined in the Credit Agreement.

         2. Increase in Interest Rate. (a) The definition of Interest Rate set forth in the Credit Agreement is hereby amended and restated in its entirety to read as follows:


         "Interest Rate" shall mean, from and after January 1, 2002, (a) as to the Term Loan and the Supplemental Term Loan, a rate of two (2%) percent per annum in excess of the Prime Rate and (b) as to Revolving Credit Loans, a rate of one and three-quarters (1.75%) percent per annum in excess of the Prime Rate (the "Revolving Credit Interest Rate"); provided, that:

         (i) the Interest Rate shall be increased by two (2%) percent per annum in excess of the Interest Rate otherwise in effect, at Agent's option, without notice, (A)for the period on and after (1) the date of termination hereof and until such time as all Obligations are paid in full (notwithstanding entry of any judgment against Borrowers) or
         (2) the date of the occurrence of any Event of Default and for so long as such Event of Default is continuing, and (B) on the Revolving Credit Loans at any time outstanding in excess of the Availability (whether or not such excess(es) arise or are made with or without Agent's knowledge or consent (but expressly excluding Overadvances that are made and are permitted to be outstanding pursuant to Section 2.01(c) of this Agreement), and whether made before or after an Event of Default),

         (ii) effective from and after June 30, 2002, the Revolving Credit Interest Rate shall be decreased by one-quarter of one percent (0.25%) per annum below the Revolving Credit Interest Rate otherwise in effect if (A) based upon the financial statements that Borrowers are required to deliver to Agent pursuant to Section 6.05(b) of the Credit Agreement for Borrowers' fiscal quarter ended June 30, 2002, Parent and its Subsidiaries shall have achieved EBITDA on a Consolidated basis for the four (4) consecutive fiscal quarters then ended, of at least $5,850,000 and the aggregate value (computed at the lower of cost (on a FIFO basis) and current market value) of Borrowers' Inventory existing as at June 30, 2002 does not exceed $38,220,000, and
         (B) the aggregate amount of Overadvances outstanding as of June 30, 2002 does not exceed $12,400,000; and

         (iii) if (and only if) a decrease in the Revolving Credit Interest Rate occurred as of June 30, 2002 pursuant to clause (ii) immediately above, effective from and after December 31, 2002, the Revolving Credit Interest Rate shall be increased by one-quarter of one (0.25%) percent per annum above the Revolving Credit Interest Rate otherwise then in effect if (A) based upon the financial statements that Borrowers' are required to deliver to Agent pursuant to Section 6.05(a) of the Credit Agreement for Borrowers' Fiscal Year ended December 31, 2002, Parent and its Subsidiaries shall have failed to achieve EBITDA on a Consolidated basis, for the four (4) consecutive fiscal quarters then ended, of at least $6,400,000 and the aggregate value (computed at the lower of cost (on a FIFO basis) and current market value) of Borrowers' Inventory existing as at December 31, 2002 exceeds $30,870,000, and (B) the aggregate amount of Overadvances outstanding as of December 31, 2002 exceeds $5,150,000."

         (b) For the avoidance of doubt, and confirming and restating the agreement of Borrowers, Lenders and Agent set forth in the Fourth Amendment to Credit Agreement and Waiver, dated as of April 13, 2000, notwithstanding anything to the contrary contained in the Credit Agreement or in any of the Loan Documents, Borrowers have no right to request or receive, and Agent and Lenders shall not make, any Eurodollar Rate Loans.

     3. Overadvances During 2002 Fiscal Year. Borrowers have previously delivered to Agent Borrowers' budget for their 2002 Fiscal Year, dated December 11, 2001 (the "2002 Budget"), in contemplation of the making of this Amendment. Borrowers have advised Agent that, in order to achieve the results of operations projected by the 2002 Budget, Borrowers contemplate requesting Agent to make Overadvances from time to time, as detailed in the 2002 Budget. Borrowers have therefore requested that Agent and Lenders amend Section 2.01(c) to continue providing Overadvances during Borrowers' 2002 Fiscal Year, based on the Overadvance amounts set forth in the 2002 Budget, and Agent and Lenders have agreed to amend Section 2.01(c) as set forth hereinbelow; provided, however, that Borrowers understand and expressly acknowledge and agree that, notwithstanding that the amendment and restatement of Section 2.01(c) set forth hereinbelow is based on the Overadvance amounts contained in the 2002 Budget, such amendment and restatement of Section 2.01(c) shall not be deemed and does not in any manner constitute a commitment by Agent and/or Lenders to make any Overadvances whatsoever. Subject to the foregoing, Section 2.01(c) of the Credit Agreement is hereby amended and restated in its entirety to read as follows:

         "(c) Notwithstanding anything to the contrary contained in this Agreement or any of the other Loan Documents, at the request of the Borrowers at any time during Borrowers' 2002 Fiscal Year, the Agent may, in its sole and absolute discretion, subject to the Total Revolving Credit Commitment, make Revolving Credit Loans and issue Letter of Credit Guarantees to the Borrowers on behalf of the Lenders in excess of the Availability ("Overadvance"), which Overadvance shall be repayable on demand; provided, however, if the Overadvance is not sooner demanded and if Borrowers shall have failed to deliver to Agent on or before January 2, 2003 the summary of business plans and financial operations projections that Borrowers are obligated to deliver to Agent for Borrowers' 2003 fiscal year pursuant to Section 6.05 of the Credit Agreement, then the Overadvance shall be repayable without notice or demand no later than January 2, 2003. Each Lender shall be obligated to pay the Agent the amount of its ratable share of any such additional Revolving Credit Loans or Letter of Credit Guaranties. Provided no Event of Default shall have occurred and be continuing, notwithstanding anything to the contrary contained in the Credit Agreement, Overadvances shall not bear interest at the applicable Interest Rate set forth in clause (i) of the proviso in the definition of Interest Rate (the "Default Rate"). Any Overadvance not repaid on demand or when otherwise due and payable shall, however, without waiving any Event of Default which has occurred thereby, bear interest at the Default Rate. The making of an Overadvance by the Agent shall in no way limit, waive or otherwise affect the Agent's right with respect to the making of any additional Overadvance."

     4. Amendment of Section 7.10. Section 7.10 of the Credit Agreement is amended and restated in its entirety to read as follows:


         "Section 7.10 Minimum Interest Coverage Ratio. Permit the Interest Coverage Ratio of the Parent and its Subsidiaries on a Consolidated basis for the trailing four (4) fiscal quarters ending on the last day of each of the fiscal quarters set forth below to be less than the ratio set forth below opposite such fiscal quarter:

                                               Minimum Interest
               Quarterly Period Ending          Coverage Ratio
               -----------------------          --------------

               March 31, 2002                    1.20 to 1:00

               June 30, 2002                     1.40 to 1:00

               September 30, 2002                1.60 to 1:00

               December 31, 2002                 1.80 to 1.00"

     5. Amendment of Section 7.11. Section 7.11 of the Credit Agreement is hereby amended and restated in its entirety to read as follows:

         "Section 7.11 EBITDA. Permit EBITDA of the Parent and its Subsidiaries (in each case computed and calculated in accordance with GAAP) on a Consolidated basis for the trailing four (4) fiscal quarters ending on the last day of each of the fiscal quarters set forth below to be less than the amount set forth below opposite each such fiscal quarter:

               Quarterly Period Ending                    EBITDA
               -----------------------                    ------

               March 31, 2002                           $5,050,000

               June 30, 2002                            $5,234,000

               September 30, 2002                       $5,287,000

               December 31, 2002                        $5,679,000"

     6. Amendment of Section 7.12A. Section 7.12A of the Credit Agreement is hereby amended and restated in its entirety to read as follows:

         "Section 7.12A Tangible Net Worth. Permit the Tangible Net Worth of the Parent and its Subsidiaries (in each case computed and calculated in accordance with GAAP) on a Consolidated basis as of the end of each of the fiscal quarters set forth below to be less than the amount set forth below opposite each such fiscal quarter:

               Quarterly Period Ending         Tangible Net Worth
               -----------------------         ------------------

               March 31, 2002                      $3,306,000

               June 30, 2002                       $2,919,000

               September 30, 2002                  $4,357,000

               December 31, 2002                   $5,039,000"

     7. Future Amendment of Financial Covenants. Agent, Lenders and Borrowers agree that, for each year for which financial covenants have been provided for under the Credit Agreement, on or before March 15 of the year immediately following such year, the parties will agree upon further amendment of Sections
7.11 (EBITDA), 7.10 (Minimum Interest Coverage Ratio) and 7.12A (Tangible Net Worth) of the Credit Agreement for Borrowers' next fiscal year, based upon the summary of business plans and financial operations projections that Borrowers are obligated to deliver to Agent for each such subsequent fiscal year pursuant to Section 6.05 of the Credit Agreement. Such further amendments will be calculated by Agent in a manner consistent with the calculation of the revisions to such financial covenants provided for in this Amendment.


     8. Representations and Warranties. Borrowers hereby represent and warrant to Lenders that the representations and warranties set forth in Article IV of the Credit Agreement are true on and as of the date hereof, as if made on and as of the date hereof, after giving effect to this Amendment, except to the extent that any such representation or warranty expressly relates to a prior date, and breach of any of the representations and warranties made in this paragraph 8 shall constitute an Event of Default under Article VIII(a) of the Credit Agreement. Borrowers further represent and warrant that, after giving effect to this Amendment, no Event of Default or event which, with the lapse of time or the giving of notice or both, would become an Event of Default has occurred and is continuing.

     9. Effectiveness. This Amendment shall become effective on the date Agent shall have received counterparts of this Amendment duly executed and delivered by each of the parties hereto.

     10. Continuing Effect of Credit Agreement. This Amendment shall not constitute a waiver or amendment of any provision of the Credit Agreement not expressly referred to herein and shall not be construed as a consent to any further or future action on the part of either of the Borrowers that would require consent of Lenders. Except as expressly amended by this Amendment, the provisions of the Credit Agreement are and shall remain in full force and effect.

     11. Applicable Law. This Amendment shall be construed in accordance with and governed by the laws of the State of New York (other than the conflicts of law principles thereof).


     12. Counterparts; Facsimile Signature. This Amendment may be executed in counterparts, each of which shall constitute and original and all of which when taken together shall constitute but one contract. Delivery of an executed counterpart of the signature page of this Amendment by facsimile shall be effective as delivery of a manually executed signature page hereto.

                            [SIGNATURE PAGE FOLLOWS]

     IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be duly executed and delivered by their respective authorized officers as of the day and year first above written.

--------------------------------------------------------------------------------
DONNKENNY APPAREL, INC., as                 BELDOCH INDUSTRIES CORPORATION,
a Borrower and a Guarantor                  as a Borrower and a Guarantor

By:                                         By:
   ------------------------------              ------------------------------
Name:                                       Name:
     ----------------------------                ----------------------------
Title:                                      Title:
      ---------------------------                 ---------------------------

--------------------------------------------------------------------------------
CHRISTIANSBURG GARMENT                      H SQUARED DISPOSITIONS, INC.,
COMPANY, INCORPORATED, as a                 as a Guarantor
Guarantor

By:                                         By:
   ------------------------------              ------------------------------
Name:                                       Name:
     ----------------------------                ----------------------------
Title:                                      Title:
      ---------------------------                 ---------------------------

--------------------------------------------------------------------------------
THE CIT GROUP/COMMERCIAL                    THE CIT GROUP/COMMERCIAL
SERVICES, INC., as Agent                    SERVICES, INC., as a Lender


By:                                         By:
   ------------------------------              ------------------------------
Name:                                       Name:
     ----------------------------                ----------------------------
Title:                                      Title:
      ---------------------------                 ---------------------------


--------------------------------------------------------------------------------
CENTURY BUSINESS CREDIT
CORPORATION, as a Lender

By:
   ------------------------------
Name:
     ----------------------------
Title:
      ---------------------------


--------------------------------------------------------------------------------