Form 10-Q
period 2002-03-31
DONNKENNY INC
filed 2002-05-15
CIK 29693

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002
                                                 --------------

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

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

         Common Stock $0.01 par value                 4,367,417
         ----------------------------       ---------------------------------
                     (Class)                  (Outstanding at May 8, 2002)

                         DONNKENNY, INC AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (FORM 10-Q)

PART I - FINANCIAL INFORMATION                                           Page
                                                                         ----

Consolidated financial statements:

  Independent Accountants' Report

  Balance sheets as of March 31, 2002 (unaudited) and December 31, 2001...I-1

  Statements of operations for the three months ended
  March 31, 2002 and 2001 (unaudited)....................................II-1

  Statements of cash flows for the three months ended
  March 31, 2002 and 2001 (unaudited)...................................III-1

  Notes to Consolidated Financial Statements (unaudited)  .............IV-1-4

  Management's Discussion and Analysis of Financial Condition and
  Results of Operations.................................................V-1-4

PART II - OTHER INFORMATION

  Legal Proceedings and Other Information................................VI-1

  Exhibits and Reports on Form 8-K.......................................VI-2

  Signatures.............................................................VI-3

                         INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of Donnkenny, Inc.

We have reviewed the accompanying consolidated balance sheet of Donnkenny, Inc. and subsidiaries as of March 31, 2002, and the related consolidated statements of operations and cash flows for the three-month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Donnkenny, Inc. and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 25, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2001 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

As discussed in Note 4 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets.


DELOITTE & TOUCHE LLP
New York, New York
May 8, 2002


                DONNKENNY, INC. AND SUBSIDIARIES
                   Consolidated Balance Sheets
              (in thousands, except per share data)

                                                                        March 31,                    December 31,
                                                                           2002                          2001
                                                                     -----------------             -----------------
                                                                       (Unaudited)
CURRENT ASSETS
     Cash..................................................          $             102             $              39
     Accounts receivable - net of allowances of
      $149 and $116, in 2002 and 2001 respectively.........                     18,045                        25,225
     Recoverable income taxes..............................                        381                           381
     Inventories...........................................                     13,440                        17,773
     Deferred tax assets...................................                      1,662                         1,662
     Prepaid expenses and other current assets.............                        565                         1,220
     Assets held for sale..................................                        623                           788
                                                                     -----------------             -----------------
     Total current assets..................................                     34,818                        47,088
PROPERTY, PLANT AND EQUIPMENT, NET.........................                      5,246                         5,379
OTHER ASSETS...............................................                        377                           368
INTANGIBLE ASSETS..........................................                        821                         4,198
GOODWILL...................................................                          -                        25,367
                                                                     -----------------             -----------------
TOTAL......................................................          $          41,262             $          82,400
                                                                     =================             =================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
       Current portion of long-term debt...................          $             683             $             933
       Accounts payable....................................                      5,439                         7,760
       Accrued expenses and other current liabilities......                      2,054                         3,504
                                                                     -----------------             -----------------
          Total current liabilities........................                      8,176                        12,197
                                                                     -----------------             -----------------

LONG-TERM DEBT.............................................                     26,112                        34,844
DEFERRED TAX LIABILITIES...................................                      1,662                         1,662

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred stock $.01 par value; authorized 500
      shares, issued none.................................
    Common stock, $.01 par value.  Authorized 10,000
      shares, issued and outstanding 4,367 shares
     in 2002 and 2001......................................                         44                            44
    Additional paid-in capital.............................                     50,449                        50,449
    Deficit................................................                    (45,181)                      (16,796)
                                                                     -----------------             -----------------
   Total Stockholders' Equity..............................                      5,312                        33,697
                                                                     -----------------             -----------------
TOTAL......................................................          $          41,262             $          82,400
                                                                     =================             =================


                                          See accompanying notes to consolidated financial statements.




                              DONNKENNY, INC. AND SUBSIDIARIES
                            Consolidated Statements of Operations
                            (in thousands, except per share data)
                                         (unaudited)

                                                                                                 Three Months Ended
                                                                                -------------------------------------------------
                                                                                   March 31, 2002             March 31, 2001
                                                                                ---------------------      ----------------------

NET SALES.......................................................................$              24,438      $               37,308
COST OF SALES...................................................................               18,021                      28,454
                                                                                ---------------------      ----------------------
     Gross profit...............................................................                6,417                       8,854

OPERATING EXPENSES:
    Selling, general and administrative expenses................................                5,345                       6,773
    Amortization of goodwill and other related
     acquisition costs.........................................................                     -                         373
                                                                                ---------------------      ----------------------
        Operating income........................................................                1,072                       1,708

INTEREST EXPENSE...............................................................                   668                       1,306
                                                                                ---------------------      ----------------------
    Income before income taxes and cumulative effect of change in accounting
      principle................................................................                   404                         402

INCOME TAXES....................................................................                   45                          45
                                                                                ---------------------      ----------------------
     Income before cumulative effect of change in accounting principle..........                  359                         357
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE (NO TAX BENEFIT
  RECOGNIZED)..............................................................                    28,744                           -
                                                                                ---------------------      ----------------------
      NET INCOME (LOSS)........................................................ $             (28,385)     $                  357
                                                                                =====================      ======================

Basic earnings per common share:
     Income before accounting change........................................... $                0.08      $                 0.08
     Cumulative effect of accounting change....................................                 (6.58)                          -
                                                                                ---------------------      ----------------------
       Net income (loss)....................................................... $               (6.50)     $                 0.08
                                                                                =====================      ======================

Diluted earnings per common share:
     Income before accounting change........................................... $                0.08      $                 0.08
     Cumulative effect of accounting change....................................                 (6.58)                          -
                                                                                ---------------------      ----------------------
       Net income (loss).....................................................   $               (6.50)     $                 0.08
                                                                                =====================      ======================
Shares used in the calculation of earnings per share:
     Basic.....................................................................             4,367,417                   4,367,417
                                                                                =====================      ======================
     Diluted....................................................................            4,367,417                   4,367,417
                                                                                =====================      ======================

                                         See accompanying notes to consolidated financial statements.



                               DONNKENNY, INC. AND SUBSIDIARIES
                            Consolidated Statements of Cash Flows
                            (in thousands, except per share data)
                                         (unaudited)
                                                                                                 Three Months Ended
                                                                                ------------------------------------------------
                                                                                      March 31,                 March 31,
                                                                                        2002                       2001
                                                                                ---------------------     ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss).............................................................. $            (28,385)      $                 357
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:

  Depreciation and amortization of fixed assets................................                  372                        260
  Disposal of fixed assets.....................................................                    -                          1
  Amortization of intangibles and other assets.................................                    -                        373
  Cumulative effect of change in accounting principle .........................               28,744                          -
  Provision for losses on accounts receivable..................................                    5                          5
Changes in assets and liabilities:
  Decrease in accounts receivable..............................................                7,175                      2,049
  Decrease in recoverable income taxes.........................................                    -                         13
  Decrease in inventories......................................................                4,333                      1,225
  Decrease (increase) in prepaid expenses and
    other current assets.......................................................                  655                       (147)
  (Increase) decrease in other non-current assets..............................                   (9)                        79
  Decrease in accounts payable.................................................               (2,321)                      (802)
  (Decrease) increase in accrued expenses and
    other current liabilities..................................................               (1,449)                       831
                                                                                --------------------     ----------------------
    Net cash provided by operating activities..................................                9,120                      4,244
                                                                                --------------------     ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment....................................                 (217)                      (590)
  Proceeds from sale of property, plant and equipment..........................                  143                          -
                                                                                --------------------     ----------------------
Net cash used in investing activities..........................................                  (74)                      (590)
                                                                                --------------------     ----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt..................................................                 (358)                      (402)
  Borrowings under revolving credit line.......................................               23,625                     36,609
  Repayments under revolving credit line.......................................              (32,250)                   (39,844)
                                                                                --------------------     ----------------------
    Net cash used in financing activities......................................               (8,983)                    (3,637)
                                                                                --------------------     ----------------------

NET INCREASE IN CASH...........................................................                   63                         17
CASH, AT BEGINNING OF PERIOD...................................................                   39                         65
                                                                                --------------------     ----------------------

CASH, AT END OF PERIOD......................................................... $                102     $                   82
                                                                                ====================     ======================

SUPPLEMENTAL DISCLOSURES

Income taxes paid.............................................................. $                 32     $                  25
                                                                                ====================     ======================
Interest paid.................................................................. $                671     $               1,173
                                                                                ====================     ======================

                                            See accompanying notes to consolidated financial statements.


                                     III-1

                        DONNKENNY, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the Rules of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. The Company believes the disclosures made are adequate to make such financial statements not misleading. The results for the interim periods presented are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company's Report on Form 10-K for the year ended December 31, 2001. Balance sheet data as of December 31, 2001 have been derived from audited financial statements of the Company.


NOTE 2 - INVENTORIES

Inventories consist of the following:
                                                        March 31,   December 31,
                                                          2002          2001
                                                          ----          ----
                                                             (In Thousands)

Raw materials     . . . . . . . . . . . . . . . . .  $     590       $       840
Work-in-process  . . . . . . . . . . . . . . . . .         337               331
Finished goods    . . . . . . . . . . . . . . . . .     12,513            16,602
                                                        ------            ------
                                                     $  13,440       $    17,773
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

         On July 6, 2000, the Company entered into an Amendment to finance the acquisition of the Ann Travis business by the issuance of an additional $1.3 million term loan. The new term loan bears interest at the prime rate plus 2.0% (6.75% at March 31, 2002) and is repayable over thirty-six months commencing January 1, 2001. A fee of $100,000 was paid for the Amendment.

         On March 28, 2001, the Company entered into an Amendment and Waiver Agreement to extend the Final Maturity Date of the original agreement to June 30, 2004, to waive existing events of default under the Credit Agreement as of December 31, 2000 with respect to the Company's non-compliance with covenants related to minimum interest coverage, EBITDA and Tangible Net Worth, and to amend certain other provisions of the Credit Agreement including covenants and the level of allowable overadvances to support the Company's 2001 business plan. Pursuant to this amendment, the interest rate on borrowings was increased to 2.0% above the prime rate effective January 1, 2001. A fee of $200,000 was paid in connection with this Amendment and Waiver.

         Effective January 1, 2002, the Company established covenants and the level of allowable overadvances with the lender to support its 2002 business plan. This Amendment and Waiver Agreement also amended the interest rate on the revolving credit borrowings to the prime rate plus one and three quarters percent (6.50% at March 31, 2002). No fee was paid in connection with this Amendment and Waiver.

         As of March 31, 2002, direct borrowings under the revolving credit facility were $25.8 million and term loans amounted to $1.0 million. Additionally, the Company had letters of credit outstanding of $10.6 million, with an unused facility of $24.4 million. As of March 31, 2001, direct borrowings, term loans and letters of credit outstanding under the credit facility were $36.0 million, $2.4 million and $18.2 million, respectively.

         The Company also has a factoring agreement with CIT. The factoring agreement provides for a factoring commission equal to .35% of gross sales, plus certain customary charges. The agreement is in effect through December 31, 2002.

NOTE 4 - GOODWILL AND INTANGIBLE ASSETS

         In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB No. 17, "Intangible Assets". It changes the accounting for goodwill from an amortization method to an impairment only approach. SFAS 142 is effective for fiscal years beginning after December 15, 2001 for all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized.

         Prior to January 1, 2002, the Company had net intangible assets of $29.6 million on its Consolidated Balance Sheet. The intangible assets included goodwill of $25.4 million, which represented the excess purchase price over fair value of net assets acquired. The assets acquired related to the acquisitions of
(1) the Company in 1989 following a change in control, (2) the sportswear division of Oak Hill Sportswear Corporation ("Oak Hill"), (3) Beldoch Industries Corporation ("Beldoch") in 1995, and (4) Ann Travis in 2000. Goodwill was amortized on a straight-line basis over expected periods to be benefited, ranging from 10 to 40 years. Also included in the net intangible assets were $4.2 million of costs related to the Pierre Cardin license acquired by the Company in connection with the Beldoch acquisition, which were amortized on a straight-line basis over 20 years.

         As a result of adopting SFAS No. 142 on January 1, 2002, the Company ceased the amortization of goodwill and determined that the value of its intangible assets had been impaired. The impairment charge of $28.7 million was calculated based upon a valuation of the Company's market capitalization on January 1, 2002, adjusted for an estimated premium that a willing buyer would assign to the market capitalization in the event of a sale of the Company. The premium was based on an average of such premiums paid in similar transactions in the industry. The impairment charge consists of $25.4 million related to goodwill and $3.3 million related to intangible assets.

         The impairment charge is reflected in the Company's Consolidated Statement of Operations as a line item disclosing the cumulative effect of a change in accounting principle before the net income for the period. The Company did not record an income tax benefit related to this charge.

         The remaining value of intangible assets of $0.8 million is attributable to those intangible assets acquired related to the Pierre Cardin license from the Beldoch acquisition, and is classified as an intangible asset with an indefinite life on the Company's March 31, 2002 Consolidated Balance Sheet.

         Actual results of operations for the three-month period ended March 31, 2002 and pro forma results of operations for the three-month period ended March 31, 2001 had the Company applied the non-amortization provisions of SFAS 142 in that period follows (in thousands, except per share amounts):


                                                               Three Month Periods Ended March 31,
                                                               -----------------------------------
                                                                    2002                 2001
                                                                    ----                 ----

Income before cumulative effect of change in accounting
principle.............................                      $        359         $        357
Cumulative effect of change in accounting principle (no
tax benefit recognized)................                           28,744                    -
                                                                  ------              -------

Reported net income (loss)                                       (28,385)                 357
Add: Amortization of goodwill and intangibles                          -                  373
                                                                 -------                  ---

Adjusted net income (loss)                                  $    (28,385)        $        730
                                                                 ========                 ===

Basic and diluted net income (loss) per share:
   Reported net income (loss)                               $      (6.50)        $       0.08
   Amortization of goodwill and intangibles                             -                0.09
                                                                 --------                ----
   Adjusted net income (loss) per share                     $      (6.50)        $       0.17
                                                                   ======                ====


NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Early adoption is encouraged. Adoption of SFAS No. 143 on January 1, 2002 did not have an impact on the Company's consolidated financial statements.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Adoption of SFAS No. 144 on January 1, 2002 did not have an impact on the Company's consolidated financial statements.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

         a. On April 27, 1998, Wanda King, a former employee of the Company, commenced an action against the Company in the United States District Court for the Western District of Virginia. In her complaint, the Plaintiff sought damages in excess of $8.0 million claiming that she was constructively discharged by the Company. The Company interposed an Answer to the amended Complaint denying the material allegations asserted in the Complaint and brought a motion for summary judgment to dismiss the case. On October 22, 2001, the Magistrate Judge, after considering the Motion for Summary Judgment, recommended to the United States District Court that the case against the Company be dismissed in its entirety. The Plaintiff objected to the recommendation of the Magistrate Judge. By Order dated February 25, 2002, the United States District Judge granted the Company's motion for summary judgment and the case was dismissed. The Plaintiff has appealed this dismissal to the United States Court of Appeals for the Fourth Circuit.

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

                        DONNKENNY, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Comparison of Quarters Ended March 31, 2002 and 2001
----------------------------------------------------

         Net sales decreased by $12.9 million, or 34.6% from $37.3 million in the first quarter of 2001 to $24.4 million in the first quarter of 2002. The decline was primarily due to the Company's discontinuation of the Decade dress business, the consolidation of Pierre Cardin Options into Pierre Cardin Knits, the Company's decision to exit the career private label business and the continuing slow retail environment, which caused a drop in the Company's core businesses.

         Gross profit for the first quarter of 2002 was $6.4 million, or 26.2% of net sales, compared to $8.9 million, or 23.7% of net sales, during the first quarter of 2001. The increase in gross profit as a percentage of net sales was primarily attributable to decreases in the sales of non-current inventory and the continued effort to improve sourcing.

         Selling, general and administrative expenses decreased $1.5 million from $6.8 million in the first quarter of 2001 to $5.3 million in the first quarter of 2002. The decrease in selling, general and administrative expenses was primarily due to reductions in headcount and reductions in sales and product related expenses.

         As a result of the Company's adoption of SFAS No. 142 there was no amortization of goodwill and other related acquisition costs for the first quarter of 2002 as compared to $0.4 million in 2001 (see Recent Accounting Pronouncements).

         In the first quarter of 2002, the Company recorded an impairment charge related to goodwill and intangible assets of $28.7 million as a change in accounting principle upon the adoption of SFAS No. 142 (See Notes 4 and 5 to the consolidated financial statements).

         Net interest expense decreased from $1.3 million during the first quarter of 2001 to $0.7 million during the first quarter of 2002. The decrease was attributable to lower revolving credit borrowings and lower direct borrowings under the loan agreement in addition to lower interest rates.

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

         On July 6, 2000, the Company entered into an Amendment to finance the acquisition of the Ann Travis business by the issuance of an additional $1.3 million term loan. The new term loan bears interest at the prime rate plus 2.0% (6.75% at March 31, 2002) and is repayable over thirty-six months commencing January 1, 2001. A fee of $100,000 was paid for the Amendment.

         On March 28, 2001, the Company entered into an Amendment and Waiver Agreement to extend the Final Maturity Date of the original agreement to June 30, 2004, to waive existing events of default under the Credit Agreement as of December 31, 2000 with respect to the Company's non-compliance with covenants related to minimum interest coverage, EBITDA and Tangible Net Worth, and to amend certain other provisions of the Credit Agreement including covenants and the level of allowable overadvances to support the Company's 2001 business plan. Pursuant to this amendment, the interest rate on borrowings was increased to 2.0% above the prime rate effective January 1, 2001. A fee of $200,000 was paid in connection with this Amendment and Waiver.

         Effective January 1, 2002, the Company established covenants and the level of allowable overadvances with the lender to support its 2002 business plan. This Amendment and Waiver Agreement also amended the interest rate on the revolving credit borrowings to the prime rate plus one and three quarters percent (6.50% at March 31, 2002). No fee was paid in connection with this Amendment and Waiver.

         As of March 31, 2002, direct borrowings under the revolving credit facility were $25.8 million and term loans amounted to $1.0 million. Additionally, the Company had letters of credit outstanding of $10.6 million, with an unused facility of $24.4 million. As of March 31, 2001, direct borrowings, term loans and letters of credit outstanding under the credit facility were $36.0 million, $2.4 million and $18.2 million, respectively.

         The Company also has a factoring agreement with CIT. The factoring agreement provides for a factoring commission equal to .35% of gross sales, plus certain customary charges. The agreement is in effect through December 31, 2002.

         During the first quarter of 2002, cash provided by operating activities was $9.1 million, principally as the result of decreases in inventory and accounts receivable partially offset by decreases in accounts payable and accrued expenses and other current liabilities. During the first quarter of 2001, cash provided by operating activities was $4.2 million, principally as the result of decreases in inventory and accounts receivable.

         Cash used in investing activities during the first quarter of 2002 included $0.2 million for the purchase of fixed assets, principally computer equipment and related software, partially offset by $0.1 million from the sale of fixed assets. Cash used in investing activities during the first quarter of 2001 included $0.6 million for the purchase of fixed assets.

         Cash used in financing activities during the first quarter of 2002 was $9.0 million which represents net repayments under the revolver of $8.6 million and repayments of $0.4 million of the term loan. Cash used in financing activities during the first quarter of 2001 was $3.6 million which represents net repayments under the revolver of $3.2 million and repayments of $0.4 million of the term loan and a secured term loan.

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

Recent Accounting Pronouncements
--------------------------------

         In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB No. 17, "Intangible Assets". It changes the accounting for goodwill from an amortization method to an impairment only approach. SFAS 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The Company ceased the amortization of goodwill, which was recorded in past business combinations on December 31, 2001 as required by SFAS No. 142 and recorded an impairment charge of $28.7 million related to goodwill and intangible assets as a change in accounting principle upon the adoption of this statement (See Note 4 to the consolidated financial statements).

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Early adoption is encouraged. Adoption of SFAS No. 143 on January 1, 2002 did not have an impact on the Company's consolidated financial statements.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Adoption of SFAS No. 144 on January 1, 2002 did not have an impact on the Company's consolidated financial statements.

Critical Accounting Policies and Estimates
------------------------------------------

         The Company's significant accounting policies are more fully described in Note 1 to the annual consolidated financial statements. Certain of the Company's accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, observation of trends in the industry, information provided by customers and information available from other outside sources, as appropriate. Significant accounting policies include:

         Revenue Recognition - The Company recognizes sales upon shipment of
         -------------------
products to customers. Provisions for estimated uncollectible accounts, discounts and returns and allowances are provided when sales are recorded based upon historical experience and current trends. While such amounts have been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same rates as in the past.

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

         Income Taxes - Currently, the Company provides for income taxes only to
         ------------
the extent that it expects to pay cash taxes (primarily state and local taxes). This is due to the Company's cumulative net operating loss (NOL) carry-forward of $19.7 million for federal income taxes and $30.8 million for state income taxes, which have generated estimated tax benefits of $8.1 million as of December 31, 2001. In accordance with generally accepted accounting principles, the Company has not recognized in income any of this tax benefit due to the size of the NOL carry-forward and the Company's history of unprofitable operations. However, should the Company conclude that future profitability is assured; the estimated net realizable value of the deferred tax asset would be partially or fully credited to net income. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause the Company's provision for income taxes to vary from period to period; cash payments would remain unaffected until the benefit of the NOL is utilized.

                           PART II. OTHER INFORMATION

ITEM 1.       Legal Proceedings
              -----------------

              a. On April 27, 1998, Wanda King, a former employee of the
                 Company, commenced an action against the Company in the United States District Court for the Western District of Virginia. In her complaint, the Plaintiff sought damages in excess of $8.0 million claiming that she was constructively discharged by the Company. The Company interposed an Answer to the amended Complaint denying the material allegations asserted in the Complaint and brought a motion for summary judgment to dismiss the case. On October 22, 2001, the Magistrate Judge, after considering the Motion for Summary Judgment, recommended to the United States District Court that the case against the Company be dismissed in its entirety. The Plaintiff objected to the recommendation of the Magistrate Judge. By Order dated February 25, 2002, the United States District Judge granted the Company's motion for summary judgment and the case was dismissed. The Plaintiff has appealed this dismissal to the United States Court of Appeals for the Fourth Circuit.

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

ITEM 4.       Not Applicable
              --------------

ITEM 5.       Not Applicable
              --------------

ITEM 6.       Exhibits and Reports on Form 8-K
              --------------------------------

(a)           Exhibits
              --------

              The following documents are filed as part of this report:

              Exhibit No.       Description of Exhibit
              -----------       ----------------------
              10.65             Amended and restated employment agreement
                                between Daniel H. Levy and the Company dated
                                January 1, 2002.

              10.66 Employment agreement between Harry A. Katz and the Company dated January 1, 2002.

              10.67 Amended and restated employment agreement between Lynn Siemers and the Company dated January 1, 2002.


(a)           Reports on Form 8-K
              -------------------

              The Company filed no reports on Form 8-K during the first quarter ended March 31, 2002.

                                   SIGNATURES
                                   ----------


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 Donnkenny, Inc.
                                                 Registrant




Date:    May 15, 2002                             /s/    Daniel H. Levy
                                                  ------------------------------
                                                  Daniel H. Levy
                                                  Chairman of the Board,
                                                  Chief Executive Officer


Date:    May 15, 2002                             /s/    Maureen d. Schimmenti
                                                  -----------------------------
                                                  Maureen d. Schimmenti
                                                  Vice President
                                                  and Chief Financial Officer,
                                                  (Principal Financial Officer)