Form 10-Q
period 2002-06-30
DONNKENNY INC
filed 2002-08-13
CIK 29693

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30, 2002
                                                    -------------

                                        OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _________ to __________

                         Commission file number 0-21940
                                                -------

                                 Donnkenny, Inc.
                                 --------------
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

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock $0.01 par value                        4,367,417
----------------------------               -------------------------------------
          (Class)                          (Outstanding at  August 7, 2002)









                         DONNKENNY, INC AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (FORM 10-Q)

PART I - FINANCIAL INFORMATION                                             Page
                                                                           ----

Consolidated financial statements:
  Independent Accountants' Report.............................................1

  Balance sheets as of June 30, 2002 (unaudited) and December 31, 2001........2

  Statements of operations for the three and six months ended
  June 30, 2002 and 2001 (unaudited)..........................................3

  Statements of cash flows for the six months ended
  June 30, 2002 and 2001 (unaudited)..........................................4

  Notes to Consolidated Financial Statements (unaudited)..................5 - 9

Management's Discussion and Analysis of Financial Condition and
Results of Operations...................................................10 - 15

Quantitative and Qualitative Disclosures about Market Risk...................15

PART II - OTHER INFORMATION

  Legal Proceedings and Other Information....................................16

  Exhibits and Reports on Form 8-K...........................................16

  Signatures.................................................................17

                         INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of Donnkenny, Inc.

We have reviewed the accompanying consolidated balance sheet of Donnkenny, Inc. and subsidiaries as of June 30, 2002, and the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2002 and 2001 and cash flows for the six-month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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


DELOITTE & TOUCHE LLP
New York, New York
August 7, 2002


                        DONNKENNY, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                      (in thousands, except per share data)


                                                                    June 30,              December 31,
                                                                      2002                    2001
                                                                 ---------------         --------------
                                                                   (Unaudited)
CURRENT ASSETS
     Cash......................................................... $       32              $       39
     Accounts receivable - net of allowances of
      $114 and $116, in 2002 and 2001, respectively.........           15,974                  25,225
     Recoverable income taxes.....................................        379                     381
     Inventories..................................................     18,518                  17,773
     Deferred tax assets..........................................      1,662                   1,662
     Prepaid expenses and other current assets....................        435                   1,220
     Assets held for sale.........................................        601                     788
                                                                   ----------              ----------
     Total current assets.........................................     37,601                  47,088
PROPERTY, PLANT AND EQUIPMENT, NET................................      5,010                   5,379
OTHER ASSETS......................................................        333                     368
INTANGIBLE ASSETS.................................................        821                   4,198
GOODWILL..........................................................         -                   25,367
                                                                   ----------              ----------

TOTAL............................................................. $   43,765              $   82,400
                                                                   ==========              ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
       Current portion of long-term debt.......................... $      433              $      933
       Accounts payable...........................................     10,608                   7,760
       Accrued expenses and other current liabilities.............      1,782                   3,504
                                                                   ----------              ----------
          Total current liabilities...............................     12,823                  12,197
                                                                   ----------              ----------
LONG-TERM DEBT....................................................     24,315                  34,844
DEFERRED TAX LIABILITIES..........................................      1,662                   1,662

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred stock $.01 par value; authorized 500
      shares, issued none.........................................
    Common stock, $.01 par value.  Authorized 10,000
      shares, issued and outstanding 4,367 shares
     in 2002 and 2001.............................................         44                      44
    Additional paid-in capital....................................     50,449                  50,449
    Deficit.......................................................    (45,528)                (16,796)
                                                                   ----------              ----------
   Total Stockholders' Equity.....................................      4,965                  33,697
                                                                   ----------              ----------

TOTAL............................................................. $   43,765              $   82,400
                                                                   ==========              ==========


          See accompanying notes to consolidated financial statements.




                        DONNKENNY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                 (in thousands, except share and per share data)
                                   (unaudited)

                                                                Three Months Ended             Six Months Ended
                                                           -----------------------------   -----------------------------
                                                           June 30, 2002   June 30, 2001   June 30, 2002   June 30, 2001
                                                           --------------  -------------   -------------   -------------
NET SALES..................................................$    22,358      $    30,539      $    46,796     $    67,847
COST OF SALES..............................................     17,170           23,968           35,191          52,422
                                                                ------           ------           ------          ------
    Gross profit...........................................      5,188            6,571           11,605          15,425

OPERATING EXPENSES:
    Selling, general and administrative expenses...........      5,067            6,466           10,412          13,239
    Amortization of goodwill and other related
    acquisition costs.....................................           -              372                -             745
                                                                 -----            -----            -----           -----
        Operating income (loss)............................        121             (267)           1,193           1,441

INTEREST EXPENSE...........................................        423            1,120            1,091           2,426
                                                                 -----            -----            -----           -----
  Income (loss) before income taxes and
   cumulative effect of change in accounting princple.......      (302)          (1,387)             102            (985)

INCOME TAXES...............................................         45               45               90              90
                                                                 -----            -----            -----           -----
  Income (loss) before cumulative effect
   of change in accounting principle........................      (347)          (1,432)              12          (1,075)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
 PRINCIPLE (NO TAX BENEFIT REC-GNIZED).....................          -                -           28,744               -
                                                               -------          -------           ------           -----

      NET LOSS.............................................$      (347)     $    (1,432)     $   (28,732)    $    (1,075)
                                                           ===========      ===========      ===========     ===========

  Basic earnings per common share:
   Income (loss) before accounting change..................$     (0.08)     $     (0.33)     $         -     $     (0.25)
   Cumulative effect of accounting change..................          -                -            (6.58)              -
                                                           -----------      -----------      -----------     -----------
    Net loss...............................................$     (0.08)     $     (0.33)     $     (6.58)    $     (0.25)
                                                           ===========      ===========      ===========     ===========

  Diluted earnings per common share:
   Income (loss) before accounting change..................$     (0.08)     $     (0.33)     $         -     $     (0.25)
   Cumulative effect of accounting change..................          -                -            (6.58)              -
                                                           -----------      -----------      -----------     -----------
    Net loss...............................................$     (0.08)     $     (0.33)     $     (6.58)    $     (0.25)
                                                           ===========      ===========      ===========     ===========

   Shares used in the calculation of earnings per share:
   Basic...................................................  4,367,417        4,367,417        4,367,417       4,367,417
                                                           ===========      ===========      ===========     ===========
   Diluted.................................................  4,367,417        4,367,417        4,367,417       4,367,417
                                                           ===========      ===========      ===========     ===========



          See accompanying notes to consolidated financial statements.




                  DONNKENNY, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows
                           (in thousands)
                             (unaudited)
                                                                 Six Months Ended
                                                           ----------------------------
                                                             June 30          June 30
                                                               2002             2001
                                                          -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss).................................................  $  (28,732)      $   (1,075)
Adjustments to reconcile net (loss) to net cash
 provided by (used in) operating activities:

 Depreciation and amortization of fixed assets..............        750              509
 Disposal of fixed assets...................................          2                2
 Amortization of intangibles and other assets...............          -              745
 Cumulative effect of change in accounting principle .......     28,744                -
 Provision for losses on accounts receivable................         10               10
Changes in assets and liabilities:
 Decrease in accounts receivable............................      9,241            5,885
 Decrease in recoverable income taxes.......................          2               12
 Increase in inventories....................................       (745)         (10,748)
 Decrease (increase) in prepaid expenses and
 other current assets.......................................        785              (99)
 Decrease in other non-current assets.......................         35               10
 Increase in accounts payable...............................      2,848            4,344
 Decrease in accrued expenses and
  other current liabilities.................................     (1,722)            (648)
                                                            -----------       -----------
  Net cash provided by (used in) operating activities........    11,218           (1,053)
                                                            -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property, plant and equipment..................       (339)          (1,079)
 Proceeds from sale of property, plant and equipment........        143                -
                                                            -----------      -----------
  Net cash used in investing activities......................      (196)          (1,079)
                                                            -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayment of long-term debt................................       (717)            (806)
 Borrowings under revolving credit line.....................     46,638           77,298
 Repayments under revolving credit line.....................    (56,950)         (74,301)
                                                            -----------      -----------
  Net cash (used in) provided by financing activities........   (11,029)           2,191
                                                            -----------      -----------

NET (DECREASE) INCREASE IN CASH............................         (7)              59
CASH, AT BEGINNING OF PERIOD...............................         39               65
                                                           -----------      -----------

CASH, AT END OF PERIOD..................................... $       32       $      124
                                                           ===========      ===========

SUPPLEMENTAL DISCLOSURES

Income taxes paid.......................................... $       36       $       77
                                                           ===========      ===========
Interest paid.............................................. $    1,096       $    2,437
                                                           ===========      ===========


          See accompanying notes to consolidated financial statements.

                        DONNKENNY, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the Rules of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules. The Company believes the disclosures made are adequate to make such financial statements not misleading. The results for the interim periods presented are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company's Report on Form 10-K for the year ended December 31, 2001. Balance sheet data as of December 31, 2001 have been derived from audited financial statements of the Company.


NOTE 2 - INVENTORIES

Inventories consist of the following:
                                                    June 30,         December 31,
                                                     2002               2001
                                                     ----               ----
                                                          (In thousands)

Raw materials     . . . . . . . . . . . . . .      $  1,184           $    840
Work-in-process   . . . . . . . . . . . . . .           786                331
Finished goods    . . . . . . . . . . . . . .        16,548             16,602
                                                   --------           --------
                                                   $ 18,518           $ 17,773
                                                   ========           ========

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

         On July 6, 2000, the Company entered into an Amendment to finance the acquisition of the Ann Travis business by the issuance of an additional $1.3 million term loan. The new term loan bears interest at the prime rate plus 2.0% (6.75% at June 30, 2002) and is repayable over thirty-six months commencing January 1, 2001. A fee of $100,000 was paid for the Amendment.

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

         Effective January 1, 2002, the Company established covenants and the level of allowable overadvances with the lender to support its 2002 business plan. This Amendment and Waiver Agreement also amended the interest rate on the revolving credit borrowings to the prime rate plus one and three quarters percent (6.50% at June 30, 2002) and provided for an additional interest rate reduction effective July 1, 2002 if certain objectives were achieved. No fee was paid in connection with this Amendment and Waiver. The Company has achieved the objectives and will receive an additional rate reduction effective July 1, 2002. The interest rate on the revolving credit borrowings will now be prime plus one and one half percent.

         On June 30, 2002, the Company made the final payment on the $3 million term loan in accordance with the terms of the Credit Agreement. Direct borrowings under the revolving credit facility were $24.1 million and the remaining acquisition term loan amounted to $0.6 million as of June 30, 2002. Additionally, the Company had letters of credit outstanding of $17.4 million, with an unused facility of $33.5 million. As of June 30, 2001, direct borrowings, term loans and letters of credit outstanding under the credit facility were $42.3 million, $2.0 million and $17.5 million, respectively.

         The Company also has a factoring agreement with CIT. The factoring agreement provides for a factoring commission equal to .35% of gross sales, plus certain customary charges. The agreement is in effect through December 31, 2002.

NOTE 4 - GOODWILL AND INTANGIBLE ASSETS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement on Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB No. 17, "Intangible Assets". It changes the accounting for goodwill from an amortization method to an impairment only approach. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 for all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized.

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

         The remaining value of intangible assets of $0.8 million is attributable to those intangible assets acquired related to the Pierre Cardin license from the Beldoch acquisition, and is classified as an intangible asset with an indefinite life on the Company's June 30, 2002 Consolidated Balance Sheet.

         Actual results of operations for the six-month period ended June 30, 2002 and pro forma results of operations for the six-month period ended June 30, 2001 had the Company applied the non-amortization provisions of SFAS No. 142 in that period follows (in thousands, except per share amounts):



                                                             Six Month Periods Ended
                                                                      June 30,
                                                                      --------
                                                               2002             2001
                                                               ----             ----
Income before cumulative
 effect of change in accounting principle..................  $      12        $  (1,075)
Cumulative effect of change in accounting
 principle (no tax benefit recognized).....................     28,744                -
                                                             ---------        ---------

Reported net income (loss).................................    (28,732)          (1,075)
Add: Amortization of goodwill and intangibles..............          -              745
                                                             ---------        ---------
                                                                     -
Adjusted net income (loss).................................  $ (28,732)       $    (330)
                                                             =========        =========

Basic and diluted net income (loss) per share:
   Reported net income (loss)..............................  $       -        $   (0.25)
   Amortization of goodwill and intangibles................      (6.58)             .17
                                                             ---------        ---------
   Adjusted net income (loss) per share....................  $   (6.58)       $   (0.08)
                                                             =========        =========


NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Early adoption is encouraged. Adoption of SFAS No. 143 on January 1, 2002 did not have an impact on the Company's consolidated financial statements.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Adoption of SFAS No. 144 on January 1, 2002 did not have an impact on the Company's consolidated financial statements.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS No. 145"). SFAS No. 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS No. 145 related to classification of debt extinguishment is effective for fiscal years beginning after May 15, 2002. Earlier application is encouraged. The adoption of SFAS No. 145 is not expected to have a material impact in the financial position or results of operation of the Company.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This statement also established that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company is currently evaluating the impact, if any, of SFAS No. 146 on its consolidated financial statements.



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

                        DONNKENNY, INC. AND SUBSIDIARIES
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Comparison of Six Months Ended June 30, 2002 and 2001
-----------------------------------------------------

         Net sales decreased by $21.0 million, or 31.0% from $67.8 million in the first half of 2001 to $46.8 million in the first half 2002. The decline was primarily due to the Company's discontinuation of the Decade dress business, the de-emphasis and consolidation of Pierre Cardin Options into Pierre Cardin Knits, the Company's decision to exit the career private label business and the continuing slow retail environment, which caused a drop in the Company's core businesses.

         Gross profit for the first half of 2002 was $11.6 million, or 24.8% of net sales, compared to $15.4 million, or 22.7% of net sales, during the first half of 2001. The increase in gross profit as a percentage of net sales was primarily attributable to decreases in the levels and sales of non-current inventory and the continued effort to improve sourcing.

         Selling, general and administrative expenses decreased $2.8 million from $13.2 million in the first half of 2001 to $10.4 million in the first half of 2002. The decrease in selling, general and administrative expenses was primarily due to reductions in headcount and reductions in distribution, sales, design and product related expenses.

         Net interest expense decreased from $2.4 million during the first half of 2001 to $1.1 million during the first half of 2002. The decrease was attributable to lower revolving credit borrowings under the loan agreement in addition to lower interest rates.

Comparison of Quarters Ended June 30, 2002 and 2001
---------------------------------------------------

                  Net sales decreased by $8.1 million, or 26.6% from $30.5 million in the second quarter of 2001 to $22.4 million in the second quarter 2002. The decline was primarily due to the Company's discontinuation of the Decade dress business, the de-emphasis and consolidation of Pierre Cardin Options into Pierre Cardin Knits, the Company's decision to exit the career private label business, competitive price reductions and the continuing slow retail environment, which caused a drop in the Company's core businesses.

         Gross profit for the second quarter of 2002 was $5.2 million, or 23.2% of net sales, compared to $6.6 million, or 21.6% of net sales, during the second quarter of 2001. The increase in gross profit in dollars and as a percent of sales was primarily due to decreases in the levels and sales of non-current inventory and the continued effort to improve sourcing.

         Selling, general and administrative expenses decreased $1.4 million from $6.5 million in the second quarter of 2001 to $5.1 million in the second quarter of 2002. The decrease in selling, general and administrative expenses was primarily due to reductions in headcount and reductions in distribution, sales and product related expenses.

         Net interest expense decreased from $1.1 million during the second quarter of 2001 to $0.4 million during the second quarter of 2002. The decrease was attributable to lower revolving credit borrowings under the loan agreement in addition to lower interest rates.


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

         On July 6, 2000, the Company entered into an Amendment to finance the acquisition of the Ann Travis business by the issuance of an additional $1.3 million term loan. The new term loan bears interest at the prime rate plus 2.0% (6.75% at June 30, 2002) and is repayable over thirty-six months commencing January 1, 2001. A fee of $100,000 was paid for the Amendment.

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

         Effective January 1, 2002, the Company established covenants and the level of allowable overadvances with the lender to support its 2002 business plan. This Amendment and Waiver Agreement also amended the interest rate on the revolving credit borrowings to the prime rate plus one and three quarters percent (6.50% at June 30, 2002) and provided for an additional interest rate reduction effective July 1, 2002 if certain objectives were achieved. No fee was paid in connection with this Amendment and Waiver. The Company has achieved the objectives and will receive an additional rate reduction effective July 1, 2002. The interest rate on the revolving credit borrowings will now be prime plus one and one half percent.

         On June 30, 2002, the Company made the final payment on the $3 million term loan in accordance with the terms of the Credit Agreement. Direct borrowings under the revolving credit facility were $24.1 million and the remaining acquisition term loan amounted to $0.6 million as of June 30, 2002. Additionally, the Company had letters of credit outstanding of $17.4 million, with an unused facility of $33.5 million. As of June 30, 2001, direct borrowings, term loans and letters of credit outstanding under the credit facility were $42.3 million, $2.0 million and $17.5 million, respectively.

         The Company also has a factoring agreement with CIT. The factoring agreement provides for a factoring commission equal to .35% of gross sales, plus certain customary charges. The agreement is in effect through December 31, 2002.

         During the first half of 2002, cash provided by operating activities was $11.2 million, principally as the result of decreases in accounts receivable and prepaid expenses and increases in accounts payable partially offset by increases in inventories and decreases in accrued expenses. During the first half of 2001, the Company's operating activities used cash of $1.1 million principally as a result of increases in inventory partially offset by decreases in accounts receivable and increases in accounts payable.

         Cash used in investing activities during the first half of 2002 included $0.3 million for the purchase of fixed assets, principally computer equipment and related software, partially offset by $0.1 million from the sale of fixed assets. Cash used in investing activities during the first half of 2001 included $1.1 million primarily relating to the upgrades in the Company's computer system.

         Cash used in financing activities during the first half of 2002 was $11.0 million, which represents net repayments under the revolver of $10.3 million and repayments of $0.7 million of the term loan. Cash provided by financing activities during the first half of 2001 was $2.2 million which represents net borrowings under the revolver of $3.0 million and repayments of $0.8 million of the term loan and a secured term loan.

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

Recent Accounting Pronouncements
--------------------------------

          In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement on Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB No. 17, "Intangible Assets". It changes the accounting for goodwill from an amortization method to an impairment only approach. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The Company ceased the amortization of goodwill, which was recorded in past business combinations on December 31, 2001 as required by SFAS No. 142 and recorded an impairment charge of $28.7 million related to goodwill and intangible assets as a change in accounting principle upon the adoption of this statement (See Note 4 to the consolidated financial statements).

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Early adoption is encouraged. Adoption of SFAS No. 143 on January 1, 2002 did not have an impact on the Company's consolidated financial statements.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Adoption of SFAS No. 144 on January 1, 2002 did not have an impact on the Company's consolidated financial statements.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). SFAS No. 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS No. 145 related to classification of debt extinguishment is effective for fiscal years beginning after May 15, 2002. Earlier application is encouraged. The adoption of SFAS No. 145 is not expected to have a material impact in the financial position or results of operation of the Company.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This statement also established that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company is currently evaluating the impact, if any, of SFAS No. 146 on its consolidated financial statements.

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

         Revenue Recognition - The Company recognizes sales upon shipment of
         -------------------
products and transfer of title to customers. Provisions for estimated uncollectible accounts, discounts and returns and allowances are provided when sales are recorded based upon historical experience and current trends. While such amounts have been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same rates as in the past.

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

         Income Taxes - The Company has cumulative net operating loss (NOL)
         ------------
carry-forwards of $19.7 million for federal income taxes and $30.8 million for state income taxes, which have generated estimated tax benefits of $8.1 million as of December 31, 2001. In accordance with generally accepted accounting principles, the Company has not recognized in income any of this tax benefit due to the size of the NOL carry-forward and the Company's history of unprofitable operations. However, should the Company conclude that future profitability is assured; the estimated net realizable value of the deferred tax asset would be partially or fully credited to net income. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause the Company's provision for income taxes to vary from period to period. The provision for income taxes primarily consists of state and local income taxes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
------------------------------------------------------------------

         Interest Rate Risk - The Company is subject to market risk from
         ------------------
exposure to changes in interest rates based primarily on its financing activities. The market risk inherent in the financial instruments represents the potential loss in earnings or cash flows arising from adverse changes in interest rates. These debt obligations with interest rates tied to the prime rate are described in "Liquidity and Capital Resources", as well as Note 3 of the Notes to the Consolidated Financial Statements. The Company manages these exposures through regular operating and financing activities. The Company has not entered into any derivative financial instruments for hedging or other purposes. The following quantitative disclosures are based on the prevailing prime rate. These quantitative disclosures do not represent the maximum possible loss or any expected loss that may occur, since actual results may differ from these estimates.

         At June 30, 2002 and 2001, the carrying amounts of the Company's revolving credit borrowings and term loans approximated fair value. Effective July 1, 2002, the Company's revolving credit borrowings under its Credit Agreement bear interest at the prime rate plus one and one half percent (6.25% at July 1, 2002). The Company's acquisition term loan bears interest at the prime rate plus two percent (6.75% at June 30, 2002). As of June 30, 2002, a hypothetical immediate 10% adverse change in prime interest rates (from 4.75% to 5.23%) relating to our revolving credit borrowings and term loan would have a $0.1 million unfavorable impact on our earnings and cash flows over a one-year period.

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

ITEM 3.       Not Applicable
              --------------

ITEM 4.       Not Applicable
              --------------

ITEM 5.       Not Applicable
              --------------

ITEM 6.       Exhibits and Reports on Form 8-K
              --------------------------------

(a)           Exhibits
              ---------

              Exhibit No.      Description of Exhibit
              -----------      ----------------------
              10.68            Certification Pursuant to 18 U.S.C. Section 1350,
                               as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

              10.69 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



(b)           Reports on Form 8-K
              -------------------

              None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                           Donnkenny, Inc.
                                                           Registrant




Date:    August 13, 2002                           /s/     Daniel H. Levy
                                                   -----------------------------
                                                   Daniel H. Levy
                                                   Chairman of the Board,
                                                   Chief Executive Officer


Date:    August 13, 2002                           /s/     Maureen d. Schimmenti
                                                   ----------------------------
                                                   Maureen d. Schimmenti
                                                   Vice President
                                                   and Chief Financial Officer,
                                                   (Principal Financial Officer)