Form 10-Q
period 2002-09-30
DONNKENNY INC
filed 2002-11-12
CIK 29693

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes _X_ No ___ and (2) has been the subject to such filing requirements for the past 90 days. Yes X No ___.

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock $0.01 par value                           4,367,417
----------------------------                 --------------------------------
        (Class)                              (Outstanding at November 7, 2002)



                         DONNKENNY, INC AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (FORM 10-Q)

PART I - FINANCIAL INFORMATION                                                                     Page

Item 1.  Consolidated financial statements:
         Independent Accountants' Report..............................................................1

         Balance sheets as of September 30, 2002 (unaudited) and December 31, 2001....................2

         Statements of operations for the three and nine months ended
         September 30, 2002 and 2001 (unaudited)......................................................3

         Statements of cash flows for the nine months ended
         September 30, 2002 and 2001 (unaudited)......................................................4

         Notes to Consolidated Financial Statements (unaudited)  .................................5 - 9

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..10 - 15

Item 3.  Quantitative and Qualitative Disclosures about Market Risk..................................15

Item 4.  Controls and Procedures.....................................................................15

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings and Other Information.....................................................16

Item 6.  Exhibits and Reports on Form 8-K............................................................16

         Signatures..................................................................................17

         Certifications.........................................................................18 - 21

                         INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of Donnkenny, Inc.:

     We have reviewed the accompanying consolidated balance sheet of Donnkenny, Inc. and subsidiaries as of September 30, 2002, and the related consolidated statements of operations for the three-month and nine-month periods ended
September 30, 2002 and 2001, and cash flows for the nine-month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

     We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our reviews, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

DELOITTE & TOUCHE LLP
New York, New York
November 7, 2002




                        DONNKENNY, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                      (in thousands, except per share data)

                                                                       September 30,           December 31,
                                                                           2002                    2001
                                                                     ------------------      -----------------
                                                                        (Unaudited)

CURRENT ASSETS
     Cash..................................................             $     33                $     39
     Accounts receivable - net of allowances of
      $127 and $116, in 2002 and 2001 respectively.........               22,446                  25,225
     Recoverable income taxes..............................                  380                     381
     Inventories...........................................               20,996                  17,773
     Deferred tax assets...................................                1,662                   1,662
     Prepaid expenses and other current assets.............                  793                   1,220
     Assets held for sale..................................                  579                     788
                                                                       ---------                 -------
     Total current assets..................................               46,889                  47,088
PROPERTY, PLANT AND EQUIPMENT, NET.........................                4,799                   5,379
OTHER ASSETS...............................................                  297                     368
INTANGIBLE ASSETS..........................................                  821                   4,198
GOODWILL...................................................                    -                  25,367
                                                                       ---------                --------

TOTAL......................................................            $  52,806                $ 82,400
                                                                       =========                ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
       Current portion of long-term debt...................            $     433                $    933
       Accounts payable....................................               11,830                   7,760

       Accrued expenses and other current liabilities......                2,259                   3,504
                                                                       ---------                --------
          Total current liabilities........................               14,522                  12,197
                                                                       ---------                --------
LONG-TERM DEBT.............................................               30,083                  34,844
DEFERRED TAX LIABILITIES...................................                1,662                   1,662

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred stock $.01 par value; authorized 500
      shares, issued none..................................
    Common stock, $.01 par value.  Authorized 10,000
      shares, issued and outstanding 4,367 shares
     in 2002 and 2001......................................                   44                      44
    Additional paid-in capital.............................               50,449                  50,449

    Deficit................................................              (43,954)                (16,796)
                                                                       ---------                --------
   Total Stockholders' Equity..............................                6,539                  33,697
                                                                       ---------                --------

TOTAL......................................................            $  52,806                $ 82,400
                                                                       =========                ========

See accompanying notes to consolidated financial statements.



                        DONNKENNY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                 (in thousands, except share and per share data)
                                   (unaudited)

                                                             Three Months Ended                Nine Months Ended
                                                         ----------------------------     -----------------------------
                                                           Sept 30,        Sept 30,         Sept 30,         Sept 30,
                                                             2002            2001             2002             2001
                                                         ------------    ------------     ------------    -------------
NET SALES..........................................      $   30,688      $   44,242       $   77,484       $  112,089
COST OF SALES........................................        22,755          33,947           57,946           86,369
                                                         ----------      ----------       ----------       ----------
     Gross profit....................................         7,933          10,295           19,538           25,720

OPERATING EXPENSES:
  Selling, general and administrative expenses.......         5,810           7,542           16,222           20,781
   Amortization of goodwill and other related
acquisition costs....................................             -             372                -            1,117
                                                         ----------      ----------       ----------       ----------

        Operating income.............................         2,123           2,381            3,316            3,822

INTEREST EXPENSE.....................................           504           1,233            1,595            3,659
                                                         ----------      ----------       ----------       ----------

Income before income taxes and cumulative effect
 of change in accounting principle...................         1,619           1,148            1,721              163

INCOME TAXES.........................................            45              45              135              135
                                                         ----------      ----------       ----------       ----------

Income before cumulative effect of change
 in accounting principle.............................         1,574           1,103            1,586               28

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE
(NO TAX BENEFIT RECOGNIZED)..........................             -               -           28,744                -
                                                         ----------      ----------       ----------       ----------

      NET INCOME (LOSS)..............................      $  1,574       $   1,103        $ (27,158)       $      28
                                                         ==========      ==========       ==========       ==========

Basic earnings per common share:
Income before accounting change......................      $   0.36       $    0.25        $    0.36        $    0.01
Cumulative effect of accounting change...............             -               -            (6.58)               -
                                                         ----------      ----------       ----------       ----------
Net income (loss)....................................      $   0.36       $    0.25        $   (6.22)       $    0.01
                                                         ==========      ==========       ==========       ==========

Diluted earnings per common share:
Income before accounting change......................      $   0.36       $    0.25        $    0.36        $    0.01
Cumulative effect of accounting change...............             -               -            (6.58)               -
                                                         ----------      ----------       ----------       ----------

Net income (loss)....................................      $   0.36       $    0.25        $   (6.22)       $    0.01
                                                         ==========      ==========       ==========       ==========

Shares used in the calculation of earnings per share:
Basic................................................     4,367,417       4,367,417        4,367,417        4,367,417
                                                         ==========      ==========       ==========       ==========
Diluted..............................................     4,391,036       4,394,606        4,367,417        4,384,067
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


                        DONNKENNY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                                                Nine Months Ended
                                                                                       ----------------------------------
                                                                                           Sept. 30,          Sept. 30,
                                                                                              2002              2001
                                                                                       ---------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...............................................................          $  (27,158)       $      28

Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
    Depreciation and amortization of fixed assets...............................               1,119              807
    Disposal of fixed assets....................................................                   -                2
    Amortization of intangibles and other assets................................                   -            1,117
    Cumulative effect of change in accounting principle ........................              28,744                -
    Provision for losses on accounts receivable.................................                  11               44
Changes in assets and liabilities:
    Decrease (increase) in accounts receivable..................................               2,768           (1,601)
    Decrease in recoverable income taxes........................................                   1               12
    Increase in inventories.....................................................              (3,223)          (8,297)
    Decrease (increase) in prepaid expenses and other current assets............                 427             (733)
    Decrease in other non-current assets........................................                  71               21
    Increase in accounts payable................................................               4,070            1,519
    Increase (decrease) in accrued expenses and other current liabilities.......              (1,245)             558
                                                                                         -----------       ----------
      Net cash provided by (used in) operating activities.......................               5,585           (6,523)
                                                                                         -----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment...................................                (473)          (1,137)
    Proceeds from sale of property, plant and equipment.........................                 143                -
                                                                                         -----------       ----------

      Net cash used in investing activities.....................................                (330)          (1,137)
                                                                                         -----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of long-term debt.................................................                (825)          (1,164)
    Borrowings under revolving credit line......................................              76,788          120,052
    Repayments under revolving credit line......................................             (81,224)        (111,249)
                                                                                         -----------       ----------
      Net cash provided by (used in) financing activities.......................              (5,261)           7,639
                                                                                         -----------       ----------
NET DECREASE IN CASH............................................................                  (6)             (21)
CASH, AT BEGINNING OF PERIOD....................................................                  39               65
                                                                                         -----------       ----------
CASH, AT END OF PERIOD..........................................................           $      33        $      44
                                                                                         ===========       ==========

SUPPLEMENTAL DISCLOSURES
Income taxes paid...............................................................           $      68        $      77
                                                                                         ===========       ==========
Interest paid...................................................................           $   1,602        $   3,674
                                                                                         ===========       ==========
See accompanying notes to consolidated financial statements.


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


NOTE 2 - INVENTORIES

Inventories consist of the following:
                                                      September 30, December 31,
                                                         2002          2001
                                                      ------------- ------------
                                                            (In thousands)
Raw materials     . . . . . . . . . . . . . . . . .  $       570    $     840
Work-in-process   . . . . . . . . . . . . . . . . .          514          331
Finished goods    . . . . . . . . . . . . . . . . .       19,912       16,602
                                                     -----------    ---------
                                                     $    20,996    $  17,773
                                                     ===========    =========


     Inventories at September 30, 2001 were $28.0 million consisting primarily of finished goods.


NOTE 3 - DEBT

     On June 29, 1999, the Company and its operating subsidiaries signed a three-year credit agreement (the "Credit Agreement") with CIT Group/Commercial Services. The Credit Agreement provides the Company with a $75 million facility comprised of a $72 million revolver with sublimits up to $52 million for direct borrowings, $35 million for letters of credit, certain overadvances and a $3 million term loan, which was paid in full as of June 30, 2002.

     The Credit Agreement provides for advances of (i) up to 90% of eligible accounts receivable plus (ii) up to 60% of eligible inventory plus (iii) up to 60% of the undrawn amount of all outstanding letters of credit plus (iv) allowable overadvances. The Credit Agreement as amended expires on June 30, 2004.

     Collateral for the Credit Agreement includes a first priority lien on all accounts receivable, machinery, equipment, trademarks, intangibles and inventory, a first mortgage on all real property and a pledge of the Company's stock interest in its operating subsidiaries: Donnkenny Apparel, Inc. and Beldoch Industries Corporation.

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

     On July 6, 2000, the Company entered into an Amendment to finance the acquisition of the Ann Travis business by the issuance of an additional $1.3 million term loan. The new term loan bears interest at the prime rate plus 2.0% (6.75% at September 30, 2002) and is repayable over thirty-six months commencing January 1, 2001. A fee of $100,000 was paid for the Amendment.

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

     Effective January 1, 2002, the Company established covenants and the level of allowable overadvances with the lender to support its 2002 business plan. This Amendment and Waiver Agreement also amended the interest rate on the revolving credit borrowings to the prime rate plus one and three-quarters percent and provided for an additional interest rate reduction effective July 1, 2002 if certain objectives were achieved. No fee was paid in connection with this Amendment and Waiver. The Company has achieved the objectives and received an additional rate reduction effective July 1, 2002. The interest rate on the revolving credit borrowings is now prime plus one and one-half percent (6.25% at September 30, 2002).

     On June 30, 2002, the Company made the final payment on the $3 million term loan in accordance with the terms of the Credit Agreement. Direct borrowings under the revolving credit facility were $30.0 million, and the remaining acquisition term loan amounted to $0.5 million as of September 30, 2002. Additionally, the Company had letters of credit outstanding of $10.1 million, with an unused facility of $34.8 million. As of September 30, 2001, direct borrowings, term loans and letters of credit outstanding under the credit facility were $48.1 million, $1.7 million and $13.5 million, respectively.

     The Company also has a factoring agreement with CIT. The factoring agreement provides for a factoring commission equal to .35% of gross sales, plus certain customary charges. The agreement is in effect through December 31, 2003.

NOTE 4 - GOODWILL AND INTANGIBLE ASSETS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement on Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB No. 17, "Intangible Assets". It changes the accounting for goodwill from an amortization method to an impairment-only approach. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 for all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized.

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

     The remaining value of intangible assets of $0.8 million is attributable to those intangible assets acquired related to the Pierre Cardin license from the Beldoch acquisition, and is classified as an intangible asset with an indefinite life on the Company's September 30, 2002 Consolidated Balance Sheet.

     Actual results of operations for the three-month and nine-month periods ended September 30, 2002 and pro forma results of operations for the comparable periods ended September 30, 2001 had the Company applied the non-amortization provisions of SFAS No. 142 in that period follows (in thousands, except per share amounts):


                                                    Three Months Ended              Nine Months Ended
                                                    ------------------              -----------------
                                                       September 30,                   September 30,
                                                       -------------                   -------------
                                                   2002             2001           2002           2001
                                                   ----             ----           ----           ----

Income before accounting change                 $  1,574          $  1,103      $  1,586      $     28
Add: Amortization of goodwill and intangibles         --               372            --         1,117
                                                --------          --------      --------      --------
Adjusted income before accounting change           1,574             1,475         1,586         1,145
Cumulative effect of accounting change                --                --        28,774            --
                                                --------          --------      --------      --------
Adjusted net income (loss)                      $  1,574          $  1,475      $(27,158)     $  1,145
                                                ========          ========      ========      ========

Basic and diluted net income (loss) per share:
Income before accounting change                 $   0.36          $   0.25      $   0.36      $   0.01
Add: Amortization of goodwill and intangibles         --              0.09            --          0.25
                                                --------          --------      --------      --------
Adjusted income before accounting change            0.36              0.34          0.36          0.26
Cumulative effect of accounting change                --                --         (6.58)           --
                                                --------          --------      --------      --------
Adjusted net income (loss)                      $   0.36          $   0.34      $  (6.22)     $   0.26
                                                ========          ========      ========      ========



NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation would be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Early adoption is encouraged. Adoption of SFAS No. 143 on January 1, 2002 did not have an impact on the Company's consolidated financial statements.

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

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS No. 145"). SFAS No. 145 rescinds the provisions of SFAS No. 4 that require companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS No. 145 related to classification of debt extinguishment is effective for fiscal years beginning after May 15, 2002. Earlier application is encouraged. The adoption of SFAS No. 145 will not have a material impact, if any, in the reported financial position or results of operation of the Company.

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

                        DONNKENNY, INC. AND SUBSIDIARIES
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Comparison of Nine Months Ended September 30, 2002 and 2001

     Net sales decreased by $34.6 million, or 30.9% from $112.1 million in the first nine months of 2001 to $77.5 million in the first nine months of 2002. The decline was primarily due to the Company's discontinuation of the Decade dress business, the de-emphasis and consolidation of Pierre Cardin Options into Pierre Cardin Knits, the Company's decision to exit the career private label business and the continuing slow retail environment, which caused a drop in the Company's core businesses.

     Gross profit for the first nine months of 2002 was $19.5 million, or 25.2% of net sales, compared to $25.7 million, or 22.9% of net sales, during the first nine months of 2001. The increase in gross profit as a percentage of net sales was primarily attributable to decreases in the levels and sales of non-current inventory and the continued effort to improve sourcing.

     Selling, general and administrative expenses decreased $4.6 million from $20.8 million in the first nine months of 2001 to $16.2 million in the first nine months of 2002. The decrease in selling, general and administrative expenses was primarily due to reductions in headcount and reductions in distribution, sales, design and product-related expenses.

     As a result of the Company's adoption of SFAS No. 142 there was no amortization of goodwill and other related acquisitions costs for the first nine months of 2002 as compared to $1.1 million in 2001 (see Recent Accounting Pronouncements).

     Net interest expense decreased from $3.7 million during the first nine months of 2001 to $1.6 million during the first nine months of 2002. The decrease was attributable to lower revolving credit borrowings under the loan agreement in addition to lower interest rates.

     In the first quarter of 2002, the Company recorded an impairment charge related to goodwill and intangible assets of $28.7 million as a change in accounting principle upon the adoption of SFAS No. 142 (See Notes 4 and 5 to the consolidated financial statements).

Comparison of Quarters Ended September 30, 2002 and 2001

     Net sales decreased by $13.5 million, or 30.6 % from $44.2 million in the third quarter of 2001 to $30.7 million in the third quarter 2002. The decline was primarily due to the de-emphasis and consolidation of Pierre Cardin Options into Pierre Cardin Knits, the discontinuance of a significant cashmere sweater program, competitive price reductions and the continuing slow retail environment, which caused a drop in the Company's core businesses.

     Gross profit for the third quarter of 2002 was $7.9 million, or 25.9% of net sales, compared to $10.3 million, or 23.3 % of net sales, during the third quarter of 2001. The increase in gross profit in dollars and as a percent of sales was primarily due to decreases in the levels and sales of non-current inventory and the continued effort to improve sourcing.

     Selling, general and administrative expenses decreased $1.7 million from $7.5 million in the third quarter of 2001 to $5.8 million in the third quarter of 2002. The decrease in selling, general and administrative expenses was primarily due to reductions in headcount and reductions in distribution, sales and product-related expenses.

     Net interest expense decreased from $1.2 million during the third quarter of 2001 to $0.5 million during the third quarter of 2002. The decrease was attributable to lower revolving credit borrowings under the loan agreement in addition to lower interest rates.


Liquidity and Capital Resources

     The Company's liquidity requirements arise from the funding of working capital needs, primarily inventory and accounts receivable, and interest and principal payments related to certain indebtedness and capital expenditures. The Company's borrowing requirements for working capital fluctuate throughout the year.

     On June 29, 1999, the Company and its operating subsidiaries signed a three-year credit agreement (the "Credit Agreement") with CIT Group/Commercial Services. The Credit Agreement provides the Company with a $75 million facility comprised of a $72 million revolver with sublimits up to $52 million for direct borrowings, $35 million for letters of credit, certain overadvances and a $3 million term loan, which was paid in full as of June 30, 2002.

     The Credit Agreement provides for advances of (i) up to 90% of eligible accounts receivable plus (ii) up to 60% of eligible inventory plus (iii) up to 60% of the undrawn amount of all outstanding letters of credit plus (iv) allowable overadvances. The Credit Agreement as amended expires on June 30, 2004.

     Collateral for the Credit Agreement includes a first priority lien on all accounts receivable, machinery, equipment, trademarks, intangibles and inventory, a first mortgage on all real property and a pledge of the Company's stock interest in its operating subsidiaries: Donnkenny Apparel, Inc. and Beldoch Industries Corporation.

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

     During Fiscal 1999 and Fiscal 2000, the Company entered into various amendments and agreements to waive the Company's non-compliance with financial covenants on certain dates and to reset overadvanced amounts and covenants. These amendments and agreements also increased the interest rate on borrowings.

     On July 6, 2000, the Company entered into an Amendment to finance the acquisition of the Ann Travis business by the issuance of an additional $1.3 million term loan. The new term loan bears interest at the prime rate plus 2.0% (6.75% at September 30, 2002) and is repayable over thirty-six months commencing January 1, 2001. A fee of $100,000 was paid for the Amendment.

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

     Effective January 1, 2002, the Company established covenants and the level of allowable overadvances with the lender to support its 2002 business plan. This Amendment and Waiver Agreement also amended the interest rate on the revolving credit borrowings to the prime rate plus one and three-quarters percent and provided for an additional interest rate reduction effective July 1, 2002 if certain objectives were achieved. No fee was paid in connection with this Amendment and Waiver. The Company has achieved the objectives and received an additional rate reduction effective July 1, 2002. The interest rate on the revolving credit borrowings is now prime plus one and one-half percent (6.25% at September 30, 2002).

     On June 30, 2002, the Company made the final payment on the $3 million term loan in accordance with the terms of the Credit Agreement. Direct borrowings under the revolving credit facility were $30.0 million and the remaining acquisition term loan amounted to $0.5 million as of September 30, 2002. Additionally, the Company had letters of credit outstanding of $10.2 million, with an unused facility of $34.8 million. As of September 30, 2001, direct borrowings, term loans and letters of credit outstanding under the credit facility were $48.1 million, $1.7 million and $13.5 million, respectively.

     The Company also has a factoring agreement with CIT. The factoring agreement provides for a factoring commission equal to .35% of gross sales, plus certain customary charges. The agreement is in effect through December 31, 2003.

     During the first nine months of 2002, cash provided by operating activities was $5.6 million, principally as the result of decreases in accounts receivable and prepaid expenses and increases in accounts payable partially offset by increases in inventories and decreases in accrued expenses. On a comparable basis, inventories at September 30, 2002 were $7.0 million less than September 30, 2001. During the first nine months of 2001, the Company's operating activities used cash of $6.5 million, principally as a result of increases in inventory and accounts receivable partially offset by increases in accounts payable.

     Cash used in investing activities during the first nine months of 2002 included $0.5 million for the purchase of fixed assets, principally computer equipment and related software, partially offset by $0.1 million from the sale of fixed assets. Cash used in investing activities during the first nine months of 2001 included $1.1 million, primarily relating to the upgrades in the Company's computer system.

     Cash used in financing activities during the first nine months of 2002 was $5.3 million, which represents net repayments under the revolver of $4.4 million and repayments of $0.8 million of the term loan. Cash provided by financing activities during the first nine months of 2001 was $7.6 million, which represents net borrowings under the revolver of $8.8 million and repayments of $1.2 million of the term loan and a secured term loan.

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


 Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement on Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB No. 17, "Intangible Assets". It changes the accounting for goodwill from an amortization method to an impairment-only approach. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The Company ceased the amortization of goodwill, which was recorded in past business combinations on December 31, 2001 as required by SFAS No. 142 and recorded an impairment charge of $28.7 million related to goodwill and intangible assets as a change in accounting principle upon the adoption of this statement (See Note 4 to the consolidated financial statements).

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

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). SFAS No. 145 rescinds the provisions of SFAS No. 4 that require companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS No. 145 related to classification of debt extinguishment are effective for fiscal years beginning after May 15, 2002. Earlier application is encouraged. The adoption of SFAS No. 145 is not-expected to have a material impact, if any, in the reported financial position or results of operation of the Company.

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

     Revenue Recognition - The Company recognizes sales upon shipment of products. Provisions for estimated uncollectible accounts, discounts and returns and allowances are provided when sales are recorded based upon historical experience and current trends. While such amounts have been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same rates as in the past.

     Inventories - Inventory is stated at the lower of cost or market, cost being determined on the first-in, first-out method. Reserves for slow moving and aged merchandise are provided based on historical experience and current product demand. The Company evaluates the adequacy of the reserves quarterly. While markdowns have been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same level of markdowns as in the past.

     Valuation of Long-Lived Assets - The Company periodically reviews the carrying value of its long-lived assets for continued appropriateness. This review is based upon projections of anticipated future undiscounted cash flows. While the Company believes that its estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect evaluations.

     Income Taxes - The Company has cumulative net operating loss (NOL) carry-forwards of $19.7 million for federal income taxes and $30.8 million for state income taxes, which have generated estimated tax benefits of $8.1 million as of December 31, 2001. In accordance with generally accepted accounting principles, the Company has not recognized in income any of this tax benefit due to the size of the NOL carry-forward and the Company's history of unprofitable operations. However, should the Company conclude that future profitability is assured, the estimated net realizable value of the deferred tax asset would be partially or fully credited to net income. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause the Company's provision for income taxes to vary from period to period. The provision for income taxes primarily consists of state and local income taxes.


Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Interest Rate Risk - The Company is subject to market risk from exposure to changes in interest rates based primarily on its financing activities. The market risk inherent in the financial instruments represents the potential loss in earnings or cash flows arising from adverse changes in interest rates. These debt obligations with interest rates tied to the prime rate are described in "Liquidity and Capital Resources", as well as Note 3 of the Notes to the Consolidated Financial Statements. The Company manages these exposures through regular operating and financing activities. The Company has not entered into any derivative financial instruments for hedging or other purposes. The following quantitative disclosures are based on the prevailing prime rate. These quantitative disclosures do not represent the maximum possible loss or any expected loss that may occur, since actual results may differ from these estimates.

     At September 30, 2002 and 2001, the carrying amounts of the Company's revolving credit borrowings and term loans approximated fair value. Effective July 1, 2002, the Company's revolving credit borrowings under its Credit Agreement bear interest at the prime rate plus one and one-half percent (6.25 % at September 30, 2002). The Company's acquisition term loan bears interest at the prime rate plus two percent (6.75% at September 30, 2002). As of September 30, 2002, a hypothetical immediate 10% adverse change in prime interest rates ( from 4.75 % to 5.23 %) relating to the Company's revolving credit borrowings and term loan would have a $0.1 million unfavorable impact on the Company's earnings and cash flows over a one-year period.


Item 4. Controls and Procedures

     Based on the evaluation of the Company's disclosure controls and procedures as of a date within 90 days of the filing date of this quarterly report, each of Daniel H. Levy, the Chief Executive Officer of the Company, and Maureen d. Schimmenti, the Chief Financial Officer of the Company, has concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is properly recorded and reported.

     There were no significant changes in the Company's internal controls or in other factors that could materially affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to deficiencies and weaknesses.

                           PART II. OTHER INFORMATION


ITEM 1.       Legal Proceedings

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

ITEM 3.       Not Applicable

ITEM 4.       Not Applicable

ITEM 5.       Not Applicable

ITEM 6.       Exhibits and Reports on Form 8-K

(a)           Exhibits

              Exhibit No.  Description of Exhibit
              99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

              99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)           Reports on Form 8-K

              None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  Donnkenny, Inc.
                                                  Registrant




Date:    ___________, 2002                        /s/    Daniel H. Levy
                                                  ------------------------------
                                                  Daniel H. Levy
                                                  Chairman of the Board,
                                                  Chief Executive Officer


Date:    ___________, 2002                         /s/    Maureen d. Schimmenti
                                                   -----------------------------
                                                   Maureen d. Schimmenti
                                                   Vice President
                                                   and Chief Financial Officer,
                                                   (Principal Financial Officer)

                                            CERTIFICATION


I, Daniel H. Levy, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Donnkenny, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4. The Company's other certifying officers/employees and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:
     a. designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b. evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officers/employees and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent function):
     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and
     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officers/employees and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:    ___________, 2002                  /s/    Daniel H. Levy
                                            ------------------------------------
                                            Daniel H. Levy
                                            Chairman of the Board,
                                            Chief Executive Officer

                                  CERTIFICATION


I, Maureen d. Schimmenti, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Donnkenny, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4. The Company's other certifying officers/employees and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:
     a. designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b. evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officers/employees and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent function):
     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officers/employees and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:    ___________, 2002                      /s/    Maureen d. Schimmenti
                                                --------------------------------
                                                Maureen d. Schimmenti
                                                Vice President
                                                and Chief Financial Officer,
                                                (Principal Financial Officer)

                                  Exhibit 99.1



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002





     In connection with the Quarterly Report of Donnkenny Inc. (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel
H. Levy, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


(2) The information contained in the Report Fairly presents, in all material respects, the financial condition and result of operations of the Company.




/s/ Daniel H. Levy




Daniel H. Levy

Chief Executive Officer

November ____, 2002

                                  Exhibit 99.2




                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002





     In connection with the Quarterly Report of Donnkenny Inc. (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Maureen
d. Schimmenti, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


(2) The information contained in the Report Fairly presents, in all material respects, the financial condition and result of operations of the Company.




/s/ Maureen d. Schimmenti




Maureen d. Schimmenti

Chief Financial Officer

November _____, 2002