Form 10-K
period 2002-12-31
DONNKENNY INC
filed 2003-03-28
CIK 29693

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 2002
                          -----------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to


                         Commission file number 0-21940

                                 DONNKENNY, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Delaware                                          51-0228891
---------------------------------------     ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

         1411 Broadway
       New York, New York                                   10018
---------------------------------------     ------------------------------------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
    Yes|x|     No|_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)
    Yes|_|     No|X|

Based upon the closing sale price on the Over-the-Counter Market on June 28, 2002, the last business day of the registrants's most recently completed second fiscal quarter, the aggregate market value of the registrant's Common Stock, par Value $.01 per share, held by non-affliates of the registrant on such date was approximately $2,948,431.

The aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant, based on a closing sale price of the Common Stock on the Over-the-Counter Market on March 14, 2003 of $1.00 per share, was approximately $2,862,554*. As of March 24, 2003, 4,367,417, shares of Common Stock of Registrant were outstanding.

--------------------
* For purposes of this report, the number of shares held by non-affiliates was determined by aggregating the number of shares held by Officers and Directors of Registrant, and by others who, to Registrant's knowledge, own more than 10% of Registrant's Common Stock, and subtracting those shares from the total number of shares outstanding.

                                     PART 1

ITEM 1.  BUSINESS
         --------

     Donnkenny, Inc. (together with its subsidiaries, the "Registrant" or the "Company") was incorporated in Delaware in 1978 and is a holding company with four subsidiaries. Donnkenny Apparel, Inc. ("Donnkenny Apparel") and Beldoch Industries Corporation ("Beldoch") are the operating subsidiaries of the Company.

Products

     The Company designs, imports, and markets broad lines of moderately priced women's sportswear. The Company's major labels include Pierre Cardin (R), Donnkenny (R), Casey & Max (R), Victoria Jones (R) and Harve Benard (R). In 2002 the Company's products were marketed through the following divisions: Pierre Cardin, Ann Travis, Donnkenny, Casey & Max and Victoria Jones.

Pierre Cardin

     The division produces women's knitwear pursuant to a license with Pierre Cardin. It also produces knitwear and sweaters under a license agreement with Harve Benard. The products are sold to knitwear and sweater departments of department and specialty stores. Its major customers include Federated, Chadwick's Catalog, Stein Mart, Sam's Club, Marshalls and Newton Buying. In addition, it sells exclusive private label products to such customers as Lerner Direct and the Bon Ton. Approximately 93% of these products are imported, predominately from China, Bangladesh, Thailand, Cambodia and the Philippines. During the third quarter of 2000, the Company launched a new moderately priced sportswear line called Pierre Cardin Options under the Pierre Cardin license. In 2001, based on Management's evaluation of the performance of the Pierre Cardin Options line, the Company decided to consolidate the line under the Pierre Cardin division.

Ann Travis

     On July 1, 2000, the Company acquired certain assets of Ann Travis Inc. The Company produced women's sportswear under the licensed Delta Burke trademark which was terminated by the Company in October 2002. Customers include Chadwick's Catalog, Mervyn's, J.C. Penney, Catherines, Stage Stores and Goody's. Approximately 44% of Ann Travis products are sourced in the Far East, 44% are sourced in Central America, and the balance are manufactured domestically.

Donnkenny

     Donnkenny sources moderately priced women's career and casual pants and tops for missy, petites and large sizes. Its major customers include J.C. Penney, Kmart, Dunlap, Fred Meyer and Stage Stores. Donnkenny has been an established brand name for over 60 years. In addition, it sells exclusive private label products. Approximately 74% of its products are sourced in Central America. Approximately 26% are sourced in the Far East.


Casey & Max

     Casey & Max sources novelty woven tops and sportswear under the Casey & Max and Victoria Jones labels. The line consists of moderately priced products sold to department stores, specialty stores and chains including Mervyns, Catherine's, Kohl's, Goody's, Peebles, Fred Meyer, Bealls, Foleys, Stein Mart and May Company. The products are marketed for missy, large sizes and petites. In addition, it sells exclusive private label products. Approximately 98% of these products are imported, predominately from India and China.


Victoria Jones

     Victoria Jones sources moderately-priced women's knit and sweater products which are sold to department stores, specialty stores and chains including May Company, Mervyn's, Catherine's, Kmart, Federated, Macys West, J.C. Penney, Sears, Dillard's, Elder-Beerman and Sam's Club. Its products are marketed for missy, large sizes and petites. In addition, it sells exclusive private label products. All of these products are imported, predominately from China, Vietnam, Bangladesh and Lesotho.

Manufacturing and Importing

     Approximately 2% of the Company's products sold in the year ended December 31, 2002 ("Fiscal 2002") were manufactured in the United States, as compared with 10% in the year ended December 31, 2001 ("Fiscal 2001).

     The remaining 98% of the Company's products sold in Fiscal 2002 were produced abroad and imported into the United States, principally from China, Guatemala, India, Vietnam, Cambodia, Korea, Thailand, Bangladesh and the Philippines.

     The Company's purchases from its foreign suppliers are effected through individual purchase orders specifying the price and quantity of the items to be produced. Generally, the Company does not have long-term, formal arrangements with the suppliers which manufacture its products. The Company continually seeks additional suppliers throughout the world for its sourcing needs. Two foreign contractors, one in India and one in China, accounted for 23% of the Company's purchases, but no other domestic or foreign contractor manufactured more than 9% of the Company's purchases in Fiscal 2002.

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

     Attendant with the Company's increased reliance on foreign manufacturing is a risk of excess inventory. The Company must commit to its foreign manufacturers and suppliers four to six months in advance of its selling season, usually before the Company has received the majority of its orders from its customers. Thus, there exists the risk that the purchase orders by the Company's customers will be less than the amount manufactured. The Company believes that this risk is outweighed by the cost savings to the Company by manufacturing such products abroad. Conversely, in the event there exists excess demand for the Company's products, the lengthy production time for imported goods makes it difficult for the Company to purchase additional goods for the same selling season. The Company's relationships with foreign suppliers also are subject to the risks of doing business abroad, including currency fluctuations, restrictions on the transfer of funds and, in certain parts of the world, political instability. In order to mitigate this risk, all of the Company's foreign purchasing is done in U.S. dollars. The Company's operations have not been materially affected by any of such factors to date. However, due to the large portion of the Company's products which is produced abroad, any substantial disruption of its relationships with its foreign suppliers could have a material adverse effect on the Company's operations and financial condition.

Customers

     In Fiscal 2002, the Company shipped orders to approximately 9,600 stores in the United States. This customer base represents approximately 700 accounts. Of the Company's net sales for Fiscal 2002, department stores accounted for approximately 47%, wholesale clubs approximately 30%, catalog customers approximately 8%, mass merchants approximately 2%, chain stores approximately 2%, specialty retailers approximately 4% and other customers approximately 7%.

     The Company markets its products to department stores, including J. C. Penney, May Company, Federated, Stein Mart, Kohl's, Goody's, Stage Stores, Saks, Inc. and Sears, as well as wholesale clubs including Sam's, catalog customers including Chadwick's of Boston and mass merchants including K-Mart. The Company also sells exclusive private label products to catalog specialty retailers and suppliers.

     In Fiscal 2002, sales to Sam's Club accounted for 27% of the Company's net sales, sales to J.C. Penney accounted for 18% and sales to Chadwick's of Boston accounted for 8%. The loss of or significantly decreased sales to these customers could have a material adverse effect on the Company's consolidated financial condition and results of operations.

     The Company's Electronic Data Interchange computer system ("EDI") connects the Company to approximately 51 of its large customers and, in Fiscal 2002, was used to place 59% of the Company's order dollars. The Company is also linked by

EDI to several of its major fabric suppliers, which allows the Company to review purchase orders for fabric on a weekly basis.

Sales and Marketing

     At March 14, 2003, the Company had a 6 person sales force; 4 of them were Company employees and 2 were independent commissioned sales representatives. The Company's principal showrooms are in New York City.

Raw Materials Suppliers

     The Company's sources of fabric and trim supply are well established. In 2002, 81% of all goods produced were manufactured using raw materials sourced from overseas. The balance of raw materials is sourced domestically. The Company typically experiences little difficulty in obtaining raw materials and believes that the current and potential sources of fabric and trim supply are sufficient to meet its needs for the foreseeable future.

Trademarks and Proprietary Rights

     The Company owns and has registered in the United States, and in certain foreign jurisdictions, the following trademarks under which a variety of the Company's products are sold: Donnkenny (R), Casey & Max (R), Victoria Jones (R), Ann Travis(R) and Beldoch Popper (R). Upon compliance with the trademark statutes of the United States and the relevant foreign jurisdictions, these trademark registrations may be renewed.

     The Company holds licensing rights to manufacture, import and sell women's sportswear in the United States and the U.S. Virgin Islands under the Pierre Cardin(R) trademark, including sweaters, pants, skirts, knitwear, jeans, swimwear and activewear. The license is automatically continued from year to year at the Company's option provided net sales equal specified minimums. The Company's sales during Fiscal 2002 surpassed the minimum requirements of this license, and the Company intends to continue this license. On January 1, 2001 the Company signed a three-year agreement with Harve Benard to produce and sell a knitwear line. The Company began shipments in the fourth quarter of 2001. The agreement is renewable for an additional three-year term provided net sales equal specified minimums. With the acquisition of the Ann Travis assets in July 2000, the Company was granted the licensing rights to manufacture, import and sell women's sportswear, knits and sweaters in the United States under the Delta Burke(R) trademark. In October 2002, the Company terminated the Delta Burke license.

Backlog

     At March 14, 2003, the Company had unfilled, confirmed customer orders of approximately $24.8 million, compared to approximately $28.8 million of such orders at March 15, 2002, with such orders generally scheduled for delivery within three to six months of confirmation, although some extend until the end of the fiscal year. The amount of unfilled orders at a particular time is affected by a number of factors, including the scheduling of the production and shipment of garments, which in some instances may be delayed or accelerated at the customer's request. Generally, a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments. Some decline in orders is attributed to the fact that the retailers are ordering closer to need and due to current business conditions. There can be no assurance that cancellations, rejections and returns will not reduce the amount of sales realized from the backlog of orders.

Competition

     The women's apparel business is highly competitive and consists of many manufacturers and distributors, none of which account for a significant percentage of total sales in the overall market, but many of which are larger and have substantially greater resources than the Company. The Company competes with both domestic manufacturers and importers, primarily on an item-by-item basis, with respect to brand name recognition, price, quality and availability.

Employees

      As of March 14, 2003 the Company had 177 full-time employees, of whom 102 were salaried and 75 were paid on an hourly basis. The Company had 3 part-time employees, of whom all worked on an hourly basis. The Company's hourly labor force is non-union. The Company believes relations with its employees are good.

Environmental Matters

     The Company believes that it is in material compliance with all applicable federal, state and local environmental laws. The Company does not currently anticipate the need to make material capital expenditures to remain in compliance with applicable federal, state and local environmental laws.

ITEM 2.  PROPERTIES
         ----------

The following table indicates the facilities owned or leased at December 31, 2002. The Company owns three facilities in Virginia, and leases three additional facilities: one in Summerville, South Carolina, one in New York State and one in Hong Kong.

                                        Approximate                                                 Owned or
        Location                       Square Footage       Function                                Leased
Summerville, South Carolina(1)...        200,000     Distribution center                            Leased
New York, New York(2).........            43,034     Offices and principal showrooms                Leased
Wytheville, Virginia.............        161,800     Distribution, administration                   Owned
Hong Kong (Comet Building) (3)             2,200     Administration, sourcing, quality control      Leased
Floyd, Virginia..................         79,600     Currently for sale                             Owned
Independence (Grayson), Virginia          70,350     Currently for sale                             Owned
                                          ------
   TOTAL.........................        556,984

--------------------

1) This facility is leased, with annual rental payments totaling $488,146, and is subject to a 3% annual rental escalation, until March 19, 2006, at which time the lease expires.

2) Annual rental payments for the New York office/showroom space are approximately $1,800,000 in the aggregate. The leases for the New York office/showrooms expire in 2006 and 2008.

3)   Lease expires in 2004.

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


                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS
              -------------------------------------------------

     The Company's Common Stock is currently traded on the Over-the-Counter Market under the symbol "DNKY." There is no established public trading market for the Company's Stock.

     The following table sets forth the quarterly high and low closing prices of a share of Common Stock for the Company's two most recent fiscal years, plus the interim period through March 14, 2003.


Period                                                         High       Low
------                                                         ----       ----
  Fiscal 2001
         First Quarter.....................................    $0.59       0.38
         Second Quarter....................................     0.99       0.34
         Third Quarter.....................................     1.10       0.66
         Fourth Quarter....................................     0.90       0.41

Fiscal 2002
         First Quarter.....................................    $1.35       0.84
         Second Quarter....................................     1.54       0.75
         Third Quarter.....................................     1.25       0.60
         Fourth Quarter....................................     1.25       0.56

Fiscal 2003
         Eleven Weeks Ended March 14, 2003.................    $1.30       0.70

     On March 14, 2003, the closing price for a share of Common Stock was $1.00 per share.

     The number of holders of record for the Company's Common Stock as of March 24, 2003 was 35.

     The Company currently anticipates that it will retain all its earnings for use in the operation and expansion of its business and, therefore, does not anticipate that it will pay any cash dividends in the foreseeable future. In addition, the Company's credit agreement prohibits the Company from declaring or paying dividends without the consent of the Company's lenders.


Securities Authorized for Issuance Under Equity Compensation Plans

 The following table provides information as of December 31, 2002 regarding compensation plans (including individual compensation arrangements) under which equity securities of Donnkenny, Inc. are authorized for issuance. All information has been restated to effect the one-for-four reverse stock split effective April 20, 2000 (see Note 17 to the Consolidated Financial Statements).


                      EQUITY COMPENSATION PLAN INFORMATION

                               Number of securities to       Weighted average         Number of securities
                               be issued upon exercise      exercise price of       remaining available for
                                of outstanding options     outstanding options,      future issuance under
                                 warrants and rights       warrants and rights     equity compensation plans       Total
                               ------------------------    --------------------    -------------------------       -----
Plan Category
---------------------------
Equity Compensation Plans
Approved by Security Holders
     - Stock Options (1)               367,427                   $ 5.64                   107,748                475,175

     - Warrants (2)                     18,750                   $20.00                       N/A                 18,750

Equity Compensation Plans
not Approved by Security Holders         N/A                       N/A                        N/A                   N/A
                               ------------------------    --------------------    -------------------------       -----

   Total                               386,177                     N/A                     107,748               493,925
                               ------------------------    --------------------    -------------------------       -----

(1).  Stock Options

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

(2). Warrants

     On January 14, 1997, the Company issued warrants to purchase 18,750 shares of Common Stock at $20.00 per share to the principal of a company to rescind an acquisition transaction. The warrants are immediately exercisable and will expire July 23, 2004.


ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

     The selected consolidated financial data as of December 31, 2002 and 2001 and for each of the years in the three year period ended December 31, 2002 have been derived from the Company's Consolidated Financial Statements included elsewhere in this Form 10-K which have been audited by Deloitte & Touche LLP, independent auditors, whose report thereon is also included herein. The selected consolidated financial data as of December 31, 2000, 1999 and 1998 and for the fiscal years ended December 31, 1999 and 1998 have been derived from the Company's Consolidated Financial Statements, which are not included herein. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and its Subsidiaries and related notes thereto incorporated by reference herein.



                                                                             Year Ended
                                            ------------------------------------------------------------------------------

                                                 December 31,    December 31,   December 31,   December 31,    December 31,
                                                    1998            1999           2000           2001            2002
                                            ------------------------------------------------------------------------------
                                                                (In thousands, except per share data)
   Consolidated Statement of Operations
   Data:
   Net sales.....................                  $197,861       $173,749       $151,055        $152,180        $107,102
   Cost of sales................                    157,069        138,816        124,073         117,497          80,345
                                                    -------        -------        -------         -------          ------
   Gross profit.................                     40,792         34,933         26,982          34,683          26,757
   Selling, general and
   Administrative expenses.....                      38,221         33,002         28,194          28,367          22,339
   Amortization of goodwill and other
    related acquisition costs (2).........            1,321          1,390          1,437           1,489               -
   Provision for settlement of litigation.                -          5,875            599               -               -
   Write-down of assets held for sale                     -              -              -             300             150
   Restructuring Charge                               1,180              -            500               -               -
                                                      -----          -----          -----           -----           -----
   Operating income (loss)                               70         (5,334)        (3,748)          4,527           4,268
   Interest expense, net                              4,778          4,007          5,097           4,703           2,039
                                                      -----          -----          -----           -----           -----
   Income (loss) before income taxes                (4,708)         (9,341)        (8,845)           (176)          2,229
   Income tax expense (benefit)                       (644)             87             88            (220)             36
                                                      -----          -----          -----            -----          -----
   Income (loss) before cumulative effect
    in change in accounting principle               (4,064)         (9,428)        (8,933)             44           2,193
   Cumulative effect in change in
    accounting principle (2)                           -                 -              -               -          28,744
                                                      -----          -----          -----           -----           -----
   Net income (loss)                               $(4,064)        $(9,428)       $(8,933)            $44        $(26,551)
                                                   ========        ========       ========            ===        =========

  Basic income (loss) per Common Share (1):

   Income (loss) before accounting change           $(1.15)         $(2.65)        $(2.26)          $0.01           $0.50
   Cumulative effect of accounting change (2)            -               -              -               -           (6.58)
                                                      -----          -----          -----           -----           -----
      Net income (loss)                             $(1.15)         $(2.65)        $(2.26)          $0.01          $(6.08)
                                                    =======        =======        =======           =====          =======
  Shares used in the calculation of
   basic income (loss) per share......               3,538           3,552          3,957           4,367           4,367
                                                     =====           =====          =====           =====           =====

  Diluted income (loss) per Common Share (1):

   Income (loss) before accounting change           $(1.15)         $(2.65)        $(2.26)          $0.01           $0.50
   Cumulative effect of accounting change (2)            -               -              -               -           (6.58)
                                                      -----          -----          -----           -----           -----

      Net income (loss)                             $(1.15)         $(2.65)        $(2.26)          $0.01          $(6.08)
                                                    =======         =======        =======          =====          =======
  Shares used in the calculation of
   basic income (loss) per share......               3,538           3,552          3,957           4,388           4,418
                                                     =====           =====          =====           =====           =====

  Consolidated Balance Sheet Data:

   Working capital....................             $42,661        $48,302        $39,199         $34,891         $25,306
   Total assets.......................             100,215        101,837         91,343          82,400          43,439
   Long-term debt, including current portion        32,055         42,775         42,147          35,777          23,983
   Stockholders' equity...............              49,258         41,881         33,653          33,697           7,146


-------------------
(1) All per share amounts and the shares used in the calculation of basic and diluted (loss) per share have been retroactively restated to reflect the one for four reverse stock split effective April 20, 2000.
(2) As discussed in Notes 1 and 4 to the Consolidated Financial Statements, in 2002, the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement on Financial Accounting Standards ("SFAS") No. 142 and recorded a charge of $28.7 million.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            -----------------------------------------------------------

Results of Operations

The following table sets forth selected operating data of the Company as percentages of net sales, for the periods indicated below:



                                                                                             December 31,
                                                                                  -----------------------------------
Year Ended                                                                         2000          2001         2002
---------------------------------------------------------------------------------------------------------------------
Net sales....................................................................     100.0%         100.0%       100.0%
Cost of sales................................................................      82.1           77.2         75.0
                                                                                   ----           ----         ----
Gross profit.................................................................      17.9           22.8         25.0
Selling, general and administrative expenses.................................      18.7           18.6         20.9
Amortization of goodwill and other related acquisition costs.................       1.0            1.0            -
Provision for settlement of litigation.......................................       0.4              -            -
Write-down of assets held for sale...........................................         -            0.2          0.1
Restructuring charge.........................................................       0.3              -            -
                                                                                   ----           ----         ----
Operating income/(loss)......................................................      (2.5)           3.0          4.0
Interest expense, net........................................................       3.4            3.1          1.9
                                                                                   ----           ----         ----
Income (loss) before income taxes............................................      (5.9)          (0.1)          2.1
Income tax (benefit).........................................................         -           (0.1)          0.1
                                                                                   ----           ----         ----
Income (loss) before cumulative effect of change in accounting principle.....         -              -           2.0
Cumulative effect of change in accounting principle..........................         -              -          26.8
                                                                                   ----           ----         ----
Net income (loss)............................................................      (5.9%)          0.0%       (24.8%)
                                                                                   =====          ====         =====

Comparison of Fiscal 2002 with Fiscal 2001


Net Sales


     Net Sales decreased by $45.1 million or 29.6% from $152.2 million in Fiscal 2001 to $107.1 million in Fiscal 2002. The decline in net sales was primarily due to the elimination of certain product lines including the Decade dress line, a significant cashmere program, career private labels, the de-emphasis and consolidation of Pierre Cardin Options into Pierre Cardin and the continuing slow retail environment, which caused a drop in the Company's core business.

Gross Profit

     Gross profit for Fiscal 2002 was $26.8 million, or 25.0% of net sales, compared to $34.7 million, or 22.8% of net sales, for Fiscal 2001. The increase in gross profit as a percentage of net sales was primarily attributable to decreases in the levels and sales of non-current inventory and the continued effort to improve sourcing.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses ("SG&A") decreased to $22.3 million in Fiscal 2002 from $28.4 million in Fiscal 2001. The decrease in selling, general and administrative expenses was primarily due to reductions in headcount and reductions in distribution, sales, design and product-related expenses.

Amortization of Goodwill and Other Related Acquisition Costs

     As a result of the Company's adoption of SFAS No. 142 the Company ceased the amortization of goodwill and other intangible assets with indefinite lives in 2002 as compared to amortization of $1.5 million in 2001 (see Recent Accounting Pronouncements and Note 4 to the Consolidated Financial Statements).

Write-down of Assets Held For Sale

     In Fiscal 2002, the Company recorded a charge of $0.2 million related to the write-down of assets held for sale as compared to $0.3 million in Fiscal 2001.

Operating Income

     In Fiscal 2002, the Company had operating income of $4.3 million versus $4.5 million for Fiscal 2001.

Interest Expense

     In Fiscal 2002, interest expense was $2.0 million versus $4.7 million in 2001. The decrease was attributable to lower borrowings under the credit agreement due to decreased inventory purchases and lower operating expenses and a decrease in the Company's interest rate.

Provision For Income Taxes

     The Company recorded a provision for state and local income taxes of $0.04 million in 2002 compared to an income tax benefit of $0.2 million in 2001. In Fiscal 2001, the IRS and the Joint Committee on Taxation completed the audit of the Company's amended prior year tax returns. As a result, the Company received net refunds of approximately $0.2 million. No federal income tax provision was recorded due to the Company's net operating loss carryforwards.

Net Income Before Cumulative Effect of Change in Accounting Principle

     In Fiscal 2002 the Company reported net income before cumulative effect of change in accounting principle of $2.2 million or $0.50 per share versus net income of $44,000, or $0.01 per share in Fiscal 2001.

Cumulative Effect of Change in Accounting Principle

     In the first quarter of 2002, the Company recorded an impairment charge related to goodwill and intangible assets of $28.7 million as a change in accounting principle upon the adoption of SFAS No. 142 (See Notes 1 and 4 to the Consolidated Financial Statements).

     As a result of adopting SFAS No. 142 on January 1, 2002, the Company ceased the amortization of goodwill and determined that the value of its intangible assets had been impaired. The impairment charge of $28.7 million was calculated based upon a valuation of the Company's market capitalization on January 1, 2002, adjusted for an estimated premium that a willing buyer would assign the market capitalization in the event of a sale of the Company. The premium was based on an average of such premiums paid in similar transactions in the industry. The impairment charge consists of $25.4 million related to goodwill and $3.3 million related to intangible assets.

Net Income (Loss)

     In Fiscal 2002 the Company reported a net loss of $26.6 million or $(6.08) per share versus net income of $44,000, or $0.01 per share in Fiscal 2001.

Comparison of Fiscal 2001 with Fiscal 2000

Net Sales

     Net Sales increased by $1.1 million or 0.7% from $151.1 million in Fiscal 2000 to $152.2 million in Fiscal 2001. The increase in net sales was due to increases in the Donnkenny line of $6.8 million, the Pierre Cardin line of $11.9 million, the Pierre Cardin Options line of $5.3 million and the Ann Travis line of $5.8 million. The increases were partially offset by declines in the Victoria Jones line of $7.2 million and $21.5 million in the Casey & Max line.

Gross Profit

     Gross profit for Fiscal 2001 was $34.7 million, or 22.8% of net sales, compared to $27.0 million, or 17.9% of net sales, for Fiscal 2000. The increase in gross profit dollars and as a percentage of net sales was attributable to the Company's Pierre Cardin, Donnkenny Apparel and Victoria Jones lines, decreases in the sales of non-current inventory due to lower non-current inventory levels on hand, the favorable impact of the plant closures in Fiscal 2000 and improved sourcing.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased to $28.4 million in Fiscal 2001 from $28.2 million in Fiscal 2000. As a percentage of net sales, these costs decreased from 18.7% in Fiscal 2000 to 18.6% in Fiscal 2001.

Write-down of Assets Held for Sale

     In the fourth quarter of Fiscal 2001, the Company recorded a charge of $0.3 million related to the write-down of assets held for sale.

Restructuring Charge

     In Fiscal 2000, the Company recorded a charge of $0.5 million related to the closure of its domestic manufacturing facilities.

Operating Income

     In Fiscal 2001, the Company reported operating income of $4.5 million versus a loss of $3.7 million for Fiscal 2000.

Interest Expense

     In Fiscal 2001, interest expense was $4.7 million versus $5.1 million in 2000. The decrease was attributable to lower borrowings under the Credit Agreement and a decrease in the Company's interest rate.

Provision For Income Taxes

     The Company recorded an income tax benefit of $0.2 million in Fiscal 2001. In Fiscal 2001, the IRS and the Joint Committee on Taxation completed the audit of the Company's amended prior year tax returns. As a result, the Company received net refunds of approximately $0.2 million.

     The Company recorded a provision for state and local income taxes of $0.1 million in Fiscal 2000.

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

     Capital expenditures were $0.5 million for Fiscal 2002, primarily for computer software and hardware, compared to $1.4 million in Fiscal 2001. In Fiscal 2002, the Company was permitted to spend up to $2.0 million on capital investments in accordance with the Credit Agreement described below.

     At the end of Fiscal 2002, direct borrowings under the revolving credit facility were $23.7 million and term loans amounted to $0.3 million. Additionally, the Company had letters of credit outstanding of $11.8 million, with an unused facility of $23.2 million. At the end of Fiscal 2001, direct borrowings, term loans and letters of credit outstanding under the credit facility were $34.4 million, $1.4 million and $9.0 million, respectively.

     On June 29, 1999, the Company and its operating subsidiaries signed a three-year credit agreement (the "Credit Agreement") with CIT Group/Commercial Services. The Credit Agreement provides the Company with a $75 million facility comprised of a $72 million revolver with sublimits up to $52 million for direct borrowings, $35 million for letters of credit, certain overadvances and a $3 million term loan which was paid in full as of June 30, 2002.

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

     The Credit Agreement contains numerous financial and operational covenants, including limitations on additional indebtedness, liens, dividends, stock repurchases and capital expenditures. In addition, the Company is required to maintain specified levels of tangible net worth and comply with a requirement for minimum earnings before depreciation, amortization, interest and taxes (EBITDA) and a minimum interest coverage ratio, all based upon the Company's annual business plan approved by the lender.

     During Fiscal 2000, the Company entered into various amendments and agreements to waive the Company's noncompliance with financial covenants on certain dates and to reset overadvanced amounts and covenants. These amendments and agreements also increased the interest rate on borrowings.

     On July 6, 2000, the Company entered into an Amendment to finance the acquisition of the Ann Travis business (see Note 18 to the Consolidated Financial Statements) by the issuance of an additional $1.3 million term loan. The new term loan bears interest at the prime rate plus 2.0% and is repayable over thirty-six months commencing January 1, 2001. A fee of $100,000 was paid for the Amendment.

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

     Effective January 1, 2002, the Company established covenants and the level of allowable overadvances with the lender to support its 2002 business plan. This Amendment and Waiver Agreement also amended the interest rate on the revolving credit borrowings to the prime rate plus one and three quarters percent and provide for an additional interest rate reduction effective July 1, 2002 if certain objectives were achieved. No fee was paid in connection with the Amendment and Waiver. The Company has achieved the objectives and received an additional rate reduction effective July 1, 2002. The interest rate on the revolving credit borrowings is now prime plus one and one-half percent (5.75% at December 31, 2002).

     On June 30, 2002, the Company made the final payment on the $3 million term loan in accordance with the terms of the Credit Agreement.

     Effective January 1, 2003, the Company established covenants and the level of allowable overadvances with the lender, through an amendment to the Credit Agreement dated March 27, 2003, to support its 2003 business plan. The Amendment also amended the interest rate on the revolving credit borrowings to the prime rate plus one and one-quarter percent. No fee was paid in connection with the Amendment.

     The Company also has a factoring agreement with CIT Group/Commercial Services. The factoring agreement provides for a factoring commission equal to ..35% of gross sales, plus certain customary charges. The agreement is in effect through December 31, 2004.

     During Fiscal 2002, cash provided by operating activities was $12.2 million, principally as the result of decreases in inventory and accounts receivable and increases in accounts payable offset by decreases in accrued expenses and other current liabilities. During Fiscal 2001, cash provided by operating activities was $7.7 million, principally as the result of decreases in inventory and accounts receivable and increases in accrued expenses and other current liabilities offset by decreases in accounts payable. During Fiscal 2000, cash provided by operating activities was $2.9 million, principally as the result of decreases in inventory and increases in accounts payable.

     Cash used in investing activities in Fiscal 2002 included $0.5 million for the purchase of fixed assets, principally computer equipment and related software, offset by $0.1 million from the sale of property, plant and equipment. Cash used in investing activities in Fiscal 2001 included $1.4 million for the purchase of fixed assets, principally computer equipment and related software, offset by $0.1 million from the sale of property, plant and equipment. Cash used in investing activities in Fiscal 2000 included $1.5 million for the acquisition of the Ann Travis business, and $1.1 million for the purchase of fixed assets, offset by $0.2 million from the sale of fixed assets.

     Cash used in financing activities in Fiscal 2002 was $11.8 million which represents net repayments under the revolver of $10.7 million and repayments of $1.1 million of the term loan. Cash used in financing activities in Fiscal 2001 was $6.4 million which represents net repayments under the revolver of $4.8 million, repayments of $1.4 million of the term loan, and repayments of $0.1 million of a secured term loan. Cash used in financing activities in Fiscal 2000 was $0.6 million which represents net repayments under the revolver of $0.8 million, repayments of $1.0 million of the term loan, and repayments of $0.2 million of a secured term loan offset by net borrowings of a new term loan of $1.3 million to finance the Ann Travis acquisition

     The Company believes that cash flows from operations and amounts available under the revolving credit agreement will be sufficient for its needs for the foreseeable future.

Contractual Commitments and Contingent Liabilities

The following table summarizes the Company's contractual commitments and contingent liabilities at December 31, 2002:

Contractual Obligations
(In Thousands)                     Payments due      Less than                              More than
                                   by period         1 year        1-3 years     3-5 years   5 years
                                   ------------      ---------     ---------     ---------  ---------

                                   Total
Long Term debt (1)                 $  23,983         $     253     $ 23,730             -        -
Operating Leases (2)               $  11,561         $   2,652     $  6,559       $ 2,350        -
Guaranteed Minimum Royalties (3)   $     802         $     195     $    427       $   180        -
Letters of Credit (4)              $  11,800         $  11,800            -             -        -
                                   ---------         ---------      -------        ------    -----
Total                              $  48,146         $  14,900     $ 30,716       $ 2,530        -


(1)-  See Note 6 to the Consolidated Financial Statements

(2)-  See Note 8 to the Consolidated Financial Statements

(3)- The Company has guaranteed minimum royalties which represent those minimum amounts due in connection with the Pierre Cardin and Harve Benard Licenses. The minimum guarantee for the Harve Benard license is contractual. The minimum guarantee for the Pierre Cardin license is calculated each year. As of December 31, 2002, the Company has estimated minimum guaranteed royalties of approximately $0.8 million, reflecting the contractual amount for the Harve Benard Licenses and the minimum calculated amounts pursuant to the Pierre Cardin license for fiscal 2003.

(4)- As of December 31, 2002, the Company was contingently liable for outstanding letters of credit (See Note 6 to the Consolidated Financial Statements).


Other Items Affecting the Company

Competition

     The apparel industry in the United States is highly competitive and characterized by a number of multi-line wholesalers (such as the Company) and a larger number of specialty manufacturers. The Company faces substantial competition in its markets in both categories.

Apparel Industry Cycles and other Economic Factors

     The apparel industry historically has been subject to substantial cyclical variation, with consumer spending on apparel tending to decline during recessionary periods. A continuing decline in the general economy or uncertainties regarding future economic prospects may affect consumer spending habits, which in turn, could have a material adverse effect on the Company's results of operations and its financial condition.

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

Foreign Operations

     The Company's foreign sourcing operations are subject to various risks of doing business abroad, including indirect vulnerability to currency fluctuations, quotas and, in certain parts of the world, political instability. Any substantial disruption of its relationships with its foreign suppliers could adversely affect the Company's operations. In order to partially mitigate this risk, all of the Company's foreign purchasing is done in U.S. dollars through a number of foreign suppliers. Virtually all of the Company's imported merchandise is subject to United States Customs duties. In addition, bilateral agreements between the major exporting countries and the United States impose quotas, which limit the amount of certain categories of merchandise that may be imported into the United States. Any material increase in duty levels, material decrease in quota levels or material decrease in available quota allocation could adversely affect the Company's operations. Approximately 81% of the products sold by the Company in Fiscal 2002 were manufactured in Asia.

Factors that May Affect Future Results and Financial Condition

     The Company's future operating results and financial condition are dependent upon its ability to successfully design, import and market apparel. Also impacting the Company and its operations are a variety of economic, social and political factors, including the following:

- Risks associated with war and terrorists activities, including reduced shopping activity as a result of public safety concerns and disruption in the receipt and delivery of merchandise;

- Changes in national and global microeconomic conditions in the markets where the Company sells or sources its products, including the levels of consumer confidence and discretionary spending, consumer income growth, personal debt levels, rising energy costs and energy shortages;

-    Risks of increased sourcing costs;

- Any significant disruption in the Company's relationships with its suppliers, manufacturers and employees.


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

Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement on Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB

No. 17, "Intangible Assets". It changed the accounting for goodwill from an amortization method to an impairment only approach. SFAS 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The Company ceased the amortization of goodwill and intangible assets with indefinite lives on January 1, 2002 as required by SFAS No. 142 and recorded an impairment charge of $28.7 million related to goodwill and intangible assets as a change in accounting principle upon the adoption of this statement (See Note 4 to the Consolidated Financial Statements). Amortization expense was $1.5 million during Fiscal 2001.

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

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). SFAS No. 145 rescinds the provisions of SFAS No. 4 that require companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS No. 145 related to classification of debt extinguishment are effective for fiscal years beginning after May 15, 2002. Earlier application is encouraged. The adoption of SFAS No. 145 is not expected to have a material impact, if any, on the Company's Consolidated Financial Statements.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This Statement also established that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company will adopt SFAS 146 on January 1, 2003 and does not expect this Statement to have a material impact on its consolidated financial statements.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure amendments to Statement 123 contained in SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002 (see
Note 11 to the Consolidated Financial Statements).

Critical Accounting Policies and Estimates

     The Company's significant accounting policies are more fully described in
Note 1 to the Consolidated Financial Statements. Certain of the Company's accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, observation of trends in the industry, information provided by customers and information available from other outside sources, as appropriate. Critical accounting policies include:

     Revenue Recognition - The Company recognizes sales upon shipment of products to customers as title and risk of loss passes upon shipment. Provisions for estimated uncollectible accounts, discounts and returns and allowances are provided when sales are recorded based upon historical experience and current trends. While such amounts have been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same rates as in the past.

     Accounts Receivable - Accounts Receivable as shown on the Consolidated Balance Sheets, is net of allowances and anticipated discounts. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements, assessments of collectibility based on historic trends and an evaluation of the impact of economic conditions. This amount is not significant since the Company has a factoring agreement. An allowance for discounts is based on those discounts relating to open invoices where trade discounts have been extended to customers. Costs associated with potential returns of products as well as allowable customer markdowns and operational charge backs, net of expected recoveries, are included as a reduction to net sales and are part of the provision for allowances included in Accounts Receivable. These provisions result from seasonal negotiations as well as historic deduction trends net expected recoveries and the evaluation of current market conditions. The Company's historical estimates of these costs have not differed materially from actual results.

     Inventories - Inventory is stated at the lower of cost or market, cost being determined on the first-in, first-out method. Reserves for slow moving and aged merchandise are provided based on historical experience and current product demand. Inventory reserves for slow moving and aged merchandise were $1.3 million and $1.1 million at December 31, 2002 and 2001, respectively. Inventory reserves increased due to the current business climate. The Company evaluates the adequacy of the reserves quarterly. While markdowns have been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same level of markdowns as in the past.

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

     Income Taxes - The Company provides for income taxes only to the extent that it expects to pay taxes (primarily state and local taxes). The Company's cumulative net operating loss (NOL) carryforward of $18.3 million for federal income taxes and $29.4 million for state income taxes, have resulted in estimated tax benefits of $7.6 million as of December 31, 2002 being recorded as a deferred tax asset. The Company has recorded a valuation allowance against the entire net deferred tax asset balance due to the size of the NOL carryforward and the Company's history of unprofitable operations. However, should the Company conclude that future profitability is reasonably assured, the value of the deferred tax asset would be increased by eliminating some or all of the valuation allowance. Subsequent revisions to the estimated value of the deferred tax asset could cause the Company's provision for income taxes to vary from period to period; payments would remain unaffected until the benefit of the NOL is utilized.

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

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

     Interest Rate Risk - The Company is subject to market risk from exposure to changes in interest rates based primarily on its financing activities. The market risk inherent in the financial instruments represents the potential loss in earnings or cash flows arising from adverse changes in interest rates. These debt obligations with interest rates tied to the prime rate are described in "Liquidity and Capital Resources", as well as Note 6 to the Consolidated Financial Statements. The Company manages these exposures through regular operating and financing activities. The Company has not entered into any derivative financial instruments for hedging or other purposes. The following quantitative disclosures are based on the prevailing prime rate. These quantitative disclosures do not represent the maximum possible loss or any expected loss that may occur, since actual results may differ from these estimates.

     At December 31, 2002 and 2001, the carrying amounts of the Company's revolving credit borrowings and term loans approximated fair value. Effective July 1, 2002, the Company's revolving credit borrowings under its Credit Agreement bear interest at the prime rate plus one and one-half percent (5.75% at December 31, 2002). The Company's acquisition term loan bears interest at the prime rate plus two percent (6.25% at December 31, 2002). As of December 31, 2002, a hypothetical immediate 10% adverse change in prime interest rates (from 4.25% to 4.68%) relating to the Company's revolving credit borrowings and term loan would have a $0.1 million unfavorable impact on the Company's earnings and cash flows over a one-year period.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

See Financial Statements following Item 15 of this Annual Report of Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACOUNTING AND FINANCIAL DISCLOSURE
         --------------------------------------------------------------

     None.

                                   PART III
                                   --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT
          ----------------------------------------------

     Daniel H. Levy, a director of the Company since 1997, became Chairman of the Board and Chief Executive Officer of the Company on January 1, 2000. Prior thereto, he had been a principal of and consultant to LBK Consulting Inc., a retail consulting business, since January 1997 and during the period of 1994 to April 1996. From April 1996 through January 1997, he served as Chairman of the Board and Chief Executive Officer of Best Products, Inc., a retail sales company which filed for bankruptcy in September 1996. From 1993 through 1994, Mr. Levy served as Chairman of the Board and Chief Executive Officer of Conran's, a retail home furnishings company. From 1991 to 1993, he was Vice Chairman and Chief Operating Officer of Montgomery Ward, a retail sales company. Mr. Levy is a director of Whitehall Jewellers, Inc. Mr. Levy is 59 years old.

     Lynn Siemers, a director of the Company since 1997, became President and Chief Operating Officer of the Company on April 14, 1997. Prior thereto, for more than five years, she was President of the Oak Hill Division of the Company. Ms. Siemers is 44 years old.

     Maureen d. Schimmenti, has been Vice President and Chief Financial Officer of the Company since June 2001. She joined the Company in May 2000 as its Corporate Controller. Prior thereto, she was the Executive Vice President and Corporate Controller of the Anne Klein Company from 1986 to 2000. Ms. Schimmenti also serves as Secretary of the Company. Ms. Schimmenti is 51 years old.

     Sheridan C. Biggs, a director of the Company since 1997, is Executive-in-Residence at the Graduate Management Institute at Union College. Prior to that, he was a senior partner of Price Waterhouse, the accounting and consulting firm; he was with that firm for thirty-one years until his retirement in 1994. During his career at Price Waterhouse, Mr. Biggs served as a Vice Chairman and member of the firm's management committee. Mr. Biggs is 68 years old.

     Harvey Horowitz, a director of the Company since 1994, served as Vice President, and General Counsel of the Company from October 1, 1996 to February 28, 1998. Mr. Horowitz is of counsel to the law firm of Mintz & Gold LLP, which provides legal services to the Company. For more than five years, prior to October 1, 1996, he was a partner of the law firm Squadron, Ellenoff, Plesent & Sheinfeld, LLP. Mr. Horowitz is 60 years old.

     Robert A. Kasenter, a director of the Company since 2001, is the President and Chief Executive Officer of Strategic Executive Actions, a consulting firm specializing in human resources crisis management issues. Prior to that, he was the Executive Vice President, Human Resources & Corporate Communication for Montgomery Ward. He was employed by Montgomery Ward from June, 1968 until May, 1999 in various field and corporate positions. Mr. Kasenter is 56 years old.

     Harry A. Katz, a director of the Company since 2000, served as its Executive Vice President and Chief Administrative Officer from June 2001 until September 2002. Since September 2002, Mr. Katz has served as a consultant to the Company. He is also Managing Partner of Retail Resources, L.P., a national distributor of supplies for retail chain stores. Prior thereto, he was Vice President and acting Chief Financial Officer of Best Products. Mr. Katz is 52 years old.

     Richard C. Rusthoven, a director of the Company since 2000, is a retired retail Executive with a 35-year career in the retail and apparel business. He was President and Chief Operating Officer of Stix, Baer and Fuller, a retail department store in St. Louis, Missouri. He was also Chairman and Chief Executive Officer of the Outlet Department Store and Denby Apparel chain store of Providence, Rhode Island. He was President and Chief Executive Officer of TG&Y stores, a discount chain store in Oklahoma City, Oklahoma. He was President of Gentlemen's Warehouse, a men's specialty chain in New Bedford, Massachusetts and most recently was Executive Vice President of Apparel for Montgomery Ward & Company, Inc., a former retail chain based in Chicago, Illinois. Mr. Rusthoven is 62 years old.


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

     To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company during the fiscal year ended December 31, 2002, all Section 16(a) reporting requirements applicable to the Company's officers, directors and greater than ten percent shareholders were in compliance.


ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

     The following table sets forth compensation paid in the fiscal years ended December 31, 2002, December 31, 2001, and December 31, 2000 to those persons who were, at December 31, 2002 (i) the chief executive officer and (ii) the other most highly compensated executive officers of the Company (collectively, the "Named Executive Officers"). The information in the following tables with respect to the number of shares of Common Stock underlying options, option exercise prices and the number of shares of Common Stock acquired upon the exercise of options has been retroactively restated to reflect the one-for-four reverse stock split effective April 20, 2000.



                                                SUMMARY COMPENSATION TABLE

                                                                              Long Term
                                               Annual Compensation            Compensation Awards
                                               -------------------      ---------------------------------  ------------------
                                                                                            Securities
                                                                                            Underlying       All Other
                                    Fiscal                              Restricted          Options/SARs     Compensation
Name and Principal Position          Year      Salary       Bonus       Stock Awards           (5)               (1)
---------------------------------------------------------------------------------------------------------------------------
Daniel H. Levy (2)                   2002       $895,054     $350,000                                               $7,449
  Chairman of the Board and          2001       $715,928     $200,000                                               $2,580
   Chief Executive Officer           2000       $429,902     $ 25,000                               37,500          $2,580

Lynn Siemers                         2002       $632,532     $200,000                                               $4,325
  President and Chief Operating      2001       $517,487     $ 50,000                                               $  600
  Officer                            2000       $502,652                                                            $  600

Harry A. Katz (3) (4)                2002       $324,352     $234,156                                               $4,189
  Executive Vice President and       2001       $185,389                                                            $  739
  Chief Administrative Officer

Maureen  d. Schimmenti  (3)          2002       $243,210     $ 43,702                                               $1,192
  Vice President and Chief           2001       $204,039     $ 10,000                                               $1,104
  Financial Officer


(1) Represents insurance premiums paid by, or on behalf of, the Company during the covered fiscal year with respect to term life insurance for the benefit of the Named Executive Officer.

(2) This individual became an Executive Officer of the Company in 2000. The Company paid Mr. Levy a relocation bonus of $25,000 in 2000 with a gross-up for the tax effect of this bonus.
(3)  This individual became an Executive Officer in June 2001.

(4) Compensation in 2001 represents prorated compensation from date of hire in June 2001. Compensation for 2002 represents salary through September 6, 2002, the last day of Mr. Katz served as an employee of the Company.

(5) All options have been retroactively restated to reflect the one-for-four reverse stock split effective April 20, 2000.

Employment Agreements

Daniel H. Levy

     As of January 1, 2000, Mr. Levy entered into an employment agreement with the Company to serve as its Chairman of the Board and Chief Executive Officer.

     Mr. Levy's employment agreement provided for a base annual salary of $500,000, as well as a discretionary performance bonus based on the achievement of goals to be set by the Compensation Committee of the Company's Board of Directors, and certain insurance benefits which are grossed up for tax impact. The Company paid Mr. Levy a relocation bonus of $25,000, with a gross-up for the tax effect of this bonus.

     In connection with the execution of the employment agreement, the Compensation Committee granted Mr. Levy 37,500 restricted shares of the Company's stock, which would vest on December 31, 2002. The employment agreement further provided for the issuance of another 37,500 restricted shares of the Company's stock if Mr. Levy was employed by the Company on June 30, 2002, which shares would also vest on December 31, 2002. Mr. Levy also was granted options to purchase 37,500 shares of the Company's Common Stock, at a purchase price of $2.75 a share. 25,000 of these stock options vested on June 30, 2000 and the balance of 12,500 vested on December 31, 2000. The employment agreement provided that the restricted shares and the options granted would have accelerated vesting in the event of a change in control of the Company.

       The agreement provided that in the event Mr. Levy's employment was terminated (except in certain limited circumstances) following a change in control of the Company, Mr. Levy would have the right to receive severance benefits equal to three times the sum of his then annual salary inclusive of any performance bonus. On February 26, 2001 Mr. Levy's employment agreement was amended to eliminate the restricted stock award referred to in his original agreement, and increased his annual base salary to $700,000 effective January 1, 2001.

      As of January 1, 2002, Mr. Levy entered into a new employment agreement with the Company to serve as its Chairman of the Board and Chief Executive Officer. The term of the employment agreement is for an ongoing and continuous term of three years, with an automatic extension and renewal each day subsequent to January 1, 2002, so that at all times after January 1, 2002, the remaining term shall be three years.

      Mr. Levy's employment agreement provides for a base annual salary of $850,000, a performance bonus based on participation in the bonus plan in effect for all other senior executives of the Company and certain insurance and other benefits which are grossed up for tax impact. In addition, commencing January 1, 2003 and on each January 1 thereafter Mr. Levy shall be eligible for an increase in his base annual salary equal to the greater of either the percentage increase in the Cost of Living Index (as defined) or at such higher rate as the Compensation Committee of the Board of Directors at its discretion designates.

The agreement further states that if Mr. Levy's employment is terminated (except in certain limited circumstances) following a Change of Control, as defined, then Mr. Levy shall be entitled to receive severance benefits equal to three times the sum of his then base annual salary inclusive of performance bonus payable. Mr. Levy and his eligible dependents will be provided with medical insurance coverage at the Company's expense for a maximum of five years.

Lynn Siemers

     On June 12, 1997, Ms. Siemers entered into a four-year employment agreement with the Company to serve as its President and Chief Operating Officer. The agreement provided for a base annual salary of $500,000, a discretionary performance bonus based on the achievement of goals to be set annually by the Compensation Committee, as well as certain insurance and other benefits.

     In addition, in connection with the execution of the employment agreement, the Compensation Committee granted to Ms. Siemers 37,500 restricted shares and options to purchase an aggregate of 37,500 additional shares at a price equal to the closing price of the Common Stock on the date of grant. The agreement further provided for an incentive cash bonus equal to the appreciation over five years of 12,500 shares of stock. The restricted shares, options and right to receive the incentive cash bonus vest over the term of the agreement, subject to acceleration in the event of a change in control of the Company.

     The agreement provided that in the event Ms. Siemers' employment is terminated (except in certain limited circumstances) following a change in control of the Company, Ms. Siemers will have the right to receive severance benefits equal to three times the sum of the last annual salary inclusive of performance bonus (but not incentive bonus). On October 11, 2000, Ms. Siemers' agreement was extended to December 31, 2002. The extension agreement grants severance benefits to three times the sum of the annual base salary in effect on the date of termination, provided that Ms. Siemers exercises her termination rights within ninety (90) days following a change of control.

     As of January 1, 2002, Ms. Siemers entered into a new employment agreement with the Company to serve as its President and Chief Operating Officer. The term of the employment agreement is for an ongoing and continuous term of two years, with an automatic extension and renewal each day subsequent to January 1, 2002, so that at all times after January 1, 2002, the remaining term shall be two years.

    Ms. Siemers' employment agreement provides for a base annual salary of $600,000, a performance bonus based on participation in the bonus plan in effect for all other senior executives of the Company and certain insurance and other benefits which are grossed up for tax impact. In addition, commencing
January 1, 2003 and on each January 1 thereafter, Ms. Siemers shall be eligible for an increase in her base annual salary equal to the greater of either the percentage increase in the Cost of Living Index (as defined) or at such higher rate as the Compensation Committee of the Board of Directors at its discretion designates.

    The agreement further states that if Ms. Siemers' employment is terminated (except in certain limited circumstances) following a Change of Control, as defined, then Ms. Siemers shall be entitled to receive severance benefits equal to three times the sum of her then base annual salary inclusive of performance bonus payable. Ms. Siemers and her eligible dependents will be provided with medical insurance coverage at the Company's expense for a maximum of five years.

2002 Stock Options Grants

     The Company's long-term performance ultimately determines compensation from stock options because stock option value is entirely dependent on the long-term growth of the Company's common stock price.

     The following table sets forth certain information concerning options granted to the Chief Executive Officer and the Named Executive Officers and Directors during Fiscal 2002, including information concerning the potential realizable value of such options.

                                             OPTION GRANTS IN LAST FISCAL YEAR
                                                                                                  Potential Realizable
                                                                                                 Value at Assumed Annual
                                                                                                     Rates of Stock
                                                                                                   Price Appreciation
                                                  Individual Grants                                  Option Term (1)
                              -----------------------------------------------------------     ------------------------------
                               Number of
                               Securities       % of Total        Exercise
                               Underlying      # of Options      Price (3)     Expiration
            Name               Option (#)    Granted in 2002       ($/Sh)         Date          5% ($)          10% ($)
            ----               ----------    ---------------       ------         ----          ------          -------
Sheridan C. Biggs (2)             1,250           0.9%             0.9000       05/23/12         708             1793
Harvey Horowitz (2)               1,250           0.9%             0.9000       05/23/12         708             1793
Richard Rusthoven (2)             1,250           0.9%             0.9000       05/23/12         708             1793
Robert A. Kasenter (2)            1,250           0.9%             0.9000       05/23/12         708             1793
Maureen d. Schimmenti (4)        25,000          18.3%             0.8400       01/02/12        13,207          33,469
Lynn Siemers (4)                100,000          73.4%             0.8400       01/02/12        52,827          133,874



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

(4) Represents options granted as employees pursuant to the Company's 1992 Stock Option Plan.


                                                       AGGREGATE OPTION
                                               EXERCISES IN LAST FISCAL YEAR AND
                                              FISCAL YEAR ENDED OPTION VALUES(1)

                                                                   Number of Securities
                                                                 Underlying Unexercised             Value of Unexercised
                                    Shares                            Options at                  In-The-Money Options at
                                   Acquired                        December 31, 2002               December 31, 2002 (2)
                                  On Exercise      Value           -----------------               ---------------------
                                      (#)         Realized    Exercisable      Unexercisable     Exercisable    Unexercisable
                                  ----------      --------    ----------      --------------     -----------    -------------
Daniel H. Levy (3)                    --             --          43,750             --               --               --
Lynn Siemers (4)                      --             --          54,375           110,000            --            101,000
Maureen d. Schimmenti (5)             --             --           4,000           31,000            4,040           31,310
Sheridan C. Biggs                     --             --          28,750             --             22,725             --
Harvey Horowitz                       --             --          10,625             --              2,525             --
Robert A. Kasenter                    --             --           5,000             --              5,050             --
Harry A. Katz                         --             --           5,000             --              1,262             --
Richard C. Rusthoven                  --             --           6,250             --              2,525             --


(1) All options were granted at an exercise price equal to market value of the Common Stock on the date of grant.
(2) Amount reflects the market value of the underlying shares of common stock at the closing sales price reported on the Over-the-Counter Market on December 31, 2002 ($1.01 per share).
(3) Represents 6,250 options granted to him under the Company's 1994 Non-Employee Director Option Plan and 37,500 options granted to him in connection with the execution of his employment agreement.
(4) Represents 1,875 options granted to her under the Company's 1992 Stock Option Plan, 37,500 options granted in connection with the execution of her employment agreement, 25,000 options granted as part of her Fiscal 1998 compensation, and 100,000 options granted in 2002.
(5) Represents 10,000 options granted pursuant to her employment under the Company's 1992 Stock Option Plan, and 25,000 options, which were granted in 2002.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
         ------------------------------------------------------------------

     The following table sets forth certain information, as of March 14, 2003, with respect to beneficial ownership of the Company's Common Stock by: (i) each of the Company's directors, (ii) each of the Company's Named Executive Officers,
(iii) each person who is known by the Company beneficially to own more than 5% of the Company's Common Stock, and (iv) by all directors and executive officers who served as directors or executive officers as of March 14, 2003 as a group. All information in the table below with respect to the Common Stock of the Company has been restated to reflect the two-for-one stock split paid to all holders of Common Stock of record on December 4, 1995 and a one-for-four reverse stock split effective April 20, 2000. For purposes of this table, beneficial ownership is defined in accordance with 13d-3 under the Securities Exchange Act of 1934, as amended and means generally the power to vote or dispose of the securities, regardless of any economic interest therein.



Name and Address                                  Common Stock
of Beneficial Owner                               Beneficially Owned       Percentage Owned (1)
-------------------                               ------------------       --------------------
Daniel H. Levy                                       715,569   (2)                 16.38%
Bruce Galloway                                       285,650   (3)                  6.54%
1325 Avenue of the Americas
New York, NY 10019

Roger Tullberg                                       286,000   (4)                  6.55%
11 Knight Way
Mansfield, MA 02048

Lynn Siemers                                         214,225   (5)                  4.91%
Sheridan C. Biggs                                     39,000   (6)                     *
Harvey Horowitz                                       11,250   (7)                     *
Harry A. Katz                                        674,319   (8)                 15.44%
Robert A. Kasenter                                     8,500   (9)                     *
Richard C. Rusthoven                                  15,750  (10)                     *
Maureen d. Schimmenti                                  9,000  (11)                     *

All directors and officers as a group (8 persons)  1,687,613                        38.6%

-------
* Less than 1%.

(1) Percentage to be based on the number of shares of Common Stock outstanding as of March 14, 2003.

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

(3) Based on information contained in Schedule 13G/A filed with the Company on January 17, 2001.

(4) Based on information contained in Schedule 13G/A filed with the Company on July 10, 2002.

(5) Includes 96,100 shares owned by Ms. Siemers, 1,875 shares of underlying options, which were granted on April 19, 1996 to Ms. Siemers pursuant to the Company's 1992 Stock Option Plan, 15,000 shares underlying options granted pursuant to Ms. Siemers' Fiscal 1998 compensation, and 37,500 shares underlying options which were granted pursuant to Ms. Siemers' employment agreement, 37,500, restricted shares granted to Ms. Siemers pursuant to her employment agreement, and 6,250 shares of stock issued as part of her Fiscal 1997 compensation. Not included are 10,000 shares underlying options issued as part of Fiscal 1998 compensation, which are exercisable in 2003 and 2004, and 80,000 shares underlying options which were granted in March 2002, which are exercisable in January 2003, 2004, 2005, 2006 and 2007.

(6) Includes 10,250 shares owned by Sheridan C. Biggs and 28,750 shares underlying options, which were granted to Mr. Biggs pursuant to the Company's 1994 Non-Employee Director Option Plan. Such options are currently exercisable.

(7) Includes 625 shares owned by Harvey Horowitz and 10,625 shares underlying options, which were granted to Mr. Horowitz pursuant to the Company's 1994 Non-Employee Director Option Plan. Such options are currently exercisable.

(8) Includes 669,319 shares owned by Harry A. Katz and 5,000 shares underlying options, which were granted to Mr. Katz pursuant to the Company's 1994 Non-Employee Director Plan. Such options are currently exercisable.

(9) Includes 3,500 shares owned by Robert A. Kasenter and 5,000 shares underlying options which were granted to Mr. Kasenter pursuant to the Company's 1994 Non-Employee Director Option Plan. Such options are currently exercisable.

(10) Includes 9,500 shares owned by Richard C. Rusthoven and 6,250 shares underlying options, which were granted to Richard C. Rusthoven pursuant to the Company's 1994 Non-Employee Director Option Plan. Such options are currently exercisable.

(11) Includes 4,000 shares underlying options granted to Maureen d. Schimmenti pursuant to her employment under the Company's 1992 Stock Option Plan and 5,000 shares granted in March 2002. Not included are 6,000 shares underlying options issued pursuant to her employment, which are exercisable 2003, 2004 and 2005, and 20,000 underlying options which were granted in March 2002, which are exercisable in January 2003, 2004, 2005, 2006 and 2007.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

     Mr. Katz was employed by the Company under an employment agreement which converted to a consulting agreement. During 2002, Mr. Katz received compensation as reported in Item 11. - Executive Compensation plus $124,300 in consulting
                          ----------------------
fees.

      Mr. Horowitz is of counsel to the law firm of Mintz & Gold LLP, which provides legal services to the Company. Mintz & Gold LLP received $177,800 in fees during 2002 for legal services rendered to the Company.

ITEM 14.  CONTROLS AND PROCEDURES
          -----------------------

     Based on the evaluation of the Company's disclosure controls and procedures as of a date within 90 days of the filing date of this annual report, each of Daniel H. Levy, the Chief Executive Officer of the Company, and Maureen d. Schimmenti, the Chief Financial Officer of the Company, has concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is properly recorded and reported.

   There were no significant changes in the Company's internal controls or in other factors that could materially affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to deficiencies and weaknesses.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
          ----------------------------------------------------------------

(a) The following documents are filed as part of this report:

       1.  Independent Auditors' Report

           Consolidated Balance Sheets at December 31, 2002 and 2001

           Consolidated Statements of Operations for the Years ended December 31, 2002, 2001 and 2000

           Consolidated Statements of Stockholders' Equity for the Years ended December 31, 2002, 2001 and 2000

           Consolidated Statements of Cash Flows for the Years ended December 31, 2002, 2001 and 2000

           Notes to Consolidated Financial Statements

       2.  Financial Statement Schedule

           Valuation and Qualifying Accounts

       3.  The Exhibits, which are listed on the Exhibit Index attached hereto

(b) Reports on Form 8-K

    The Company filed no reports on Form 8-K during the last quarter of Fiscal 2002.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  March 28, 2003

                        DONNKENNY, INC.

                           By: /s/  Daniel H. Levy
                              -------------------------------------------------
                               Daniel H. Levy, Chairman of the Board of
                               Directors and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

                                      /s/ Daniel H. Levy
Dated: March 28, 2003                 ----------------------------------------
                                      Daniel H. Levy, Chairman of the Board of
                                      Directors  and Chief  Executive
                                      Officer (Principal Executive Officer)


                                      /s/ Lynn Siemers
Dated: March 28, 2003                 -----------------------------------------
                                      Lynn Siemers, President and Chief
                                      Operating Officer


                                      /s/ Maureen d. Schimmenti
Dated: March 28, 2003                 -----------------------------------------
                                      Maureen d. Schimmenti, Chief Financial
                                      Officer, Vice President-Finance and
                                      Secretary (Principal Financial and
                                      Accounting Officer)


                                      /s/ Sheridan C. Biggs
Dated: March 28, 2003                 -----------------------------------------
                                      Sheridan C. Biggs, Director

                                      /s/ Harvey Horowitz
Dated: March 28, 2003                 -----------------------------------------
                                      Harvey Horowitz, Director

                                      /s/ Robert A. Kasenter
Dated: March 28, 2003                 -----------------------------------------
                                      Robert A. Kasenter, Director

                                      /s/ Harry A. Katz
Dated: March 28, 2003                 -----------------------------------------
                                      Harry A. Katz, Director

                                      /s/ Richard C. Rusthoven
Dated: March 28, 2003                 -----------------------------------------
                                      Richard C. Rusthoven, Director



                                  EXHIBIT INDEX

Exhibit                               Description                                       Sequentially
No.                                   of Exhibit                                        Numbered Page
-------                               -----------                                       -------------
3.1             Amended and Restated Certificate of Incorporation of Donnkenny,
                Inc., dated May 15, 1992. 1

3.3             Certificate of Ownership and Merger of DHC Holding Corporation into
                Donnkenny, Inc. 1

3.4             Certificate of Amendment to the Amended and Restated Certificate of
                Incorporation of Donnkenny, Inc., dated May 18, 1993. 2

3.5             By-laws of Donnkenny, Inc., dated May 18, 1993. 2

4.1             Specimen form of Common Stock Certificate. 4

10.12           Amended and Restated Donnkenny, Inc. 1992 Stock Option Plan. 9

10.13           Form of Indemnification Agreement with Directors and Executive
                Officers. 2

10.14           Donnkenny, Inc. Employees Savings 401(k) Plan. 1

10.28           Asset Purchase Agreement between Oak Hill Sportswear Corporation and
                Donnkenny Apparel, Inc., dated as of May 23, 1995,5 together with
                Amendment No. 1 thereto, dated as of June 26, 1995. 7

10.29 Stock Purchase Agreement among Donnkenny Apparel, Inc. and all of the Shareholders of Beldoch Industries Corporation, dated June 5,
                1995. 6

10.32           Donnkenny, Inc. 1994 Stock Option Plan for Non-Employee Directors. 8

10.33           Donnkenny, Inc. 1996 Restricted Stock Plan. 9

10.41 Employment Agreement between Harvey A. Appelle and the Company, dated April 14, 1997. 10

10.42           Employment Agreement between Lynn Siemers and the Company, dated
                April 14, 1997. 10

10.46           Employment Agreement between Beverly Eichel and the Company dated
                September 28, 1998. 11

10.48           Commission's Order Instituting Public Administrative Proceedings,
                Make Findings and Instituting a Cease-and-Desist Order and Offer of
                Settlement of Donnkenny, Inc. released on February 2, 1999. 12

10.49           Credit Agreement among Donnkenny Apparel, Inc., Beldoch Industries
                Corporation, the Guarantors Named therein, the Lenders Named therein and the CIT Group/Commercial Services, Inc., dated as of June 29,
                1999. 13

10.50           The Waiver and First Amendment to Credit Agreement, dated as of
                November 11, 1999 among the Company, the Lenders Named therein and the CIT Group/Commercial Services, Inc. 14


10.51           The Second Amendment Agreement, dated as of December 23, 1999 among the Company, the Lenders Named therein and the CIT Group/Commercial
                Services, Inc. 15

10.52           Employment agreement between Daniel H. Levy and the Company, dated
                January 1, 2000. 15

10.53           The Third Amendment and Waiver Agreement, dated as of February 29,
                2000 among the Company, the Lenders Named therein and the CIT
                Group/Commercial Services, Inc. 15

10.54           The Fourth Amendment and Waiver Agreement, dated as of April 13,
                2000 among the Company, the Lenders Named therein and the CIT
                Group/Commercial Services, Inc. 15

10.55           Asset Purchase Agreement between Ann Travis, Inc. and Donnkenny
                Apparel, Inc. dated as of June 1, 2000. 16

10.56 The Fifth Amendment and Waiver Agreement, dated as of July 6, 2000 among the Company, the Lenders Named therein and the CIT
                Group/Commercial Services, Inc. 16

10.57           The First Amendment to the Employment Agreement between Daniel H.
                Levy and the Company dated May 17, 2000. 16

10.58           Employment Agreement between Beverly Eichel and the Company dated
                June 6, 2000. 16

10.59           The Sixth Amendment and Waiver Agreement, dated as of November 13,
                2000, among the Company, the Lenders Named therein and the CIT
                Group/Commercial Services, Inc. 17

10.60           Employment Agreement between Lynn Siemers and the Company dated
                October 11, 2000. 17

10.61           Amendment to Rights Agreement dated January 4, 2001 between
                Donnkenny, Inc. and Mellon Investor Services. 18

10.62           The Second Amendment to the Employment Agreement between Daniel H.
                Levy and the Company dated February 26, 2001. 19

10.63           The Seventh Amendment and Waiver Agreement dated as of March 28,
                2001, among the Company, the Lenders Named therein and the CIT
                Group/Commercial Services, Inc. 19

10.64           The Eighth Amendment and Waiver agreement dated as of March 13,
                2002, among the Company, the Lenders Named therein and the CIT
                Group/Commercial Services, Inc. 20

10.65           Amended and restated employment agreement between Daniel H. Levy and the Company dated January 1, 2002. 20

10.66           Employment agreement between Harry A. Katz and the Company dated
                January 1, 2002. 20

10.67 Amended and restated employment agreement between Lynn Siemers and the Company dated January 1, 2002. 20

10.68           Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. 21

10.69           Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. 21

10.70           The Ninth Amendment dated as of March 27, 2003, among the
                Company Lenders named therein and the CIT Group/commercial
                Services Inc. (23)



99.1            Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. 22

99.2            Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. 22

99.3            Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. 23

99.4            Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. 23

21              Subsidiaries of the Company.


-----------------
1 Incorporated herein by reference to the Company's Registration Statement on Form S-1 (Registration No. 33-48243), as filed with the Commission on May 29, 1992 (the "Registration Statement").

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

8 Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 2, 1995.

9 Incorporated herein by reference to the Company's 1996 Proxy Statement, filed March 22, 1996.

10 Incorporated herein by reference to the Company's Report on Form 10-Q, filed with the Commission on August 6, 1997.

11 Incorporated herein by reference to the Company's Report on Form 10-Q filed with the Commission on November 15, 1998.

12 Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

13 Incorporated herein by reference to the Company's Report on Form 10-Q filed with the Commission on August 15, 1999.

14 Incorporated herein by reference to the Company's Report on Form 10-Q filed with the Commission on November 15, 1999.

15 Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

16 Incorporated herein by reference to the Company's Report on Form 10-Q filed with the Commission on August 25, 2000.

17 Incorporated herein by reference to the Company's Report on Form 10-Q filed with the Commission on November 14, 2000.

18 Incorporated herein by reference to the Company's Report on Form 8-K filed with the Commission on January 10, 2001.

19 Incorporated herein by reference to the Company's Report on Form 10-K for the fiscal year ended December 31, 2000.

20 Incorporated herein by reference to the Company's Report on Form 10-Q filed with the Commission on May 15, 2002.

21 Incorporated herein by reference to the Company's Report on Form 10-Q filed with the Commission on August 13, 2002.

22 Incorporated herein by reference to the Company's Report on Form 10-Q filed with the Commission on November 12, 2002.

23   Filed herewith.

                                   EXHIBIT 21


                           SUBSIDIARIES OF THE COMPANY

Subsidiary                                      Jurisdiction of Incorporation
----------                                      -----------------------------
Christiansburg Garment Company                  Delaware
Donnkenny Apparel, Inc.                         Delaware
Beldoch Industries Corporation                  Delaware
H Squared Dispositions, Inc.                    New York

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Donnkenny, Inc.

     We have audited the accompanying consolidated balance sheets of Donnkenny, Inc. and subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the fiscal years in the three-year period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects the consolidated financial position of the Company as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 1 and 4 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets, to conform to Statement of Financial Accounting Standards No. 142.



/s/ Deloitte & Touche LLP
New York, New York
March 17, 2003
(March 27, 2003 as to Note 6)


                        DONNKENNY, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                      (in thousands, except per share data)


                                                   December 31,   December 31,
                                                         2002           2001
                                                  ------------------------------

ASSETS
CURRENT ASSETS:
 Cash                                                        $66             $39
 Accounts receivable, net of allowances for bad
  debts of $116 and $104, respectively                    20,634          25,225
 Recoverable income taxes                                    203             381
 Inventories, net                                         15,949          17,773
 Deferred tax assets                                           -           1,662
 Prepaid expenses and other current assets                   615           1,220
 Assets held for sale                                        402             788
                                                  -------------- ---------------
 Total current assets                                     37,869          47,088
PROPERTY, PLANT AND EQUIPMENT, NET                         4,515           5,379
OTHER ASSETS                                                 234             368
GOODWILL                                                       -          25,367
OTHER INTANGIBLE ASSETS                                      821           4,198
                                                  -------------- ---------------

TOTAL                                                    $43,439         $82,400
                                                  ============== ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Current portion of long-term debt                          $253            $933
 Accounts payable                                         10,101           7,760
 Accrued expenses and other current liabilities            2,209           3,504
                                                  -------------- ---------------
     Total current liabilities                            12,563          12,197
                                                  -------------- ---------------
LONG-TERM DEBT                                            23,730          34,844
DEFERRED TAX LIABILITIES                                       -           1,662

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Preferred stock $.01 par value; authorized 500
  shares, issued none
 Common stock, $.01 par value; authorized
  20,000 shares, issued and outstanding 4,367                 44              44
 Additional paid-in capital                               50,449          50,449
 Accumulated deficit                                     (43,347)        (16,796)
                                                  -------------- ---------------
 Total stockholders' equity                                7,146          33,697
                                                  -------------- ---------------

TOTAL                                                    $43,439         $82,400
                                                  ============== ===============

          See accompanying notes to consolidated financial statements.


                           DONNKENNY, INC. AND SUBSIDIARIES

                         Consolidated Statements of Operations
                    (in thousands, except share and per share data)


                                             Year Ended    Year Ended     Year Ended
                                             December 31,  December 31,  December 31,
                                                 2002          2001           2000
                                            -------------------------------------------

NET SALES                                     $  107,102    $  152,180      $  151,055
COST OF SALES                                     80,345       117,497         124,073
                                            ------------- ------------- ---------------

    Gross Profit                                  26,757        34,683          26,982

OPERATING EXPENSES:
 Selling, general and administrative
  expenses                                        22,339        28,367          28,194
 Amortization of intangibles                           -         1,489           1,437
 Provision for settlement of litigation                -             -             599
 Write-down of assets held for sale                  150           300               -
 Restructuring charge                                  -             -             500
                                            ------------- ------------- ---------------

    Operating income (loss)                        4,268         4,527          (3,748)

OTHER EXPENSE:

 Interest expense                                  2,039         4,703           5,097
                                            ------------- ------------- ---------------

    Income (loss) before income taxes              2,229          (176)         (8,845)

INCOME TAX EXPENSE (BENEFIT)                          36          (220)             88
                                            ------------- ------------- ---------------

 Income (loss) before cumulative effect of
  change in accounting principle                   2,193            44          (8,933)

 Cumulative effect of change in accounting
  principle (no tax benefit recognized)           28,744             -               -
                                            ------------- ------------- ---------------

 NET INCOME (LOSS)                            $  (26,551)   $       44      $   (8,933)
                                            ============= ============= ===============

 Basic earnings per common share:
 Income (loss) before accounting change       $     0.50    $     0.01      $    (2.26)
 Cumulative effect of accounting change            (6.58)            -               -
                                            ------------- ------------- ---------------
 Net income (loss)                            $    (6.08)   $     0.01      $    (2.26)
                                            ============= ============= ===============

 Diluted earnings per common share:
 Income (loss) before accounting change       $     0.50    $     0.01      $    (2.26)
 Cumulative effect of accounting change            (6.58)            -               -
                                            ------------- ------------- ---------------
 Net income (loss)                            $    (6.08)   $     0.01      $    (2.26)
                                            ============= ============= ===============

 Shares used in the calculation of earnings per share:
 Basic                                         4,367,417     4,367,417       3,956,679
                                            ============= ============= ===============
 Diluted                                       4,417,796     4,387,685       3,956,679
                                            ============= ============= ===============

             See accompanying notes to consolidated financial statements.


                                        DONNKENNY, INC. AND SUBSIDIARIES

                                 Consolidated Statements of Stockholders' Equity
                                                 (in thousands)


                                         Preferred     Common  Additional  Issuable     Retained       Total
                                            Stock      Stock    Paid-in    Shares for   Earnings    Stockholders'
                                                                Capital    Litigation   (Deficit)      Equity
                                                                           Settlement
                                        --------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999                    $-         $36     $47,877      $1,875      ($7,907)       $41,881
 Issuance of common stock                      -           -         705           -            -            705
 Issuance of shares for litigation
  settlement                                   -           8       1,867      (1,875)           -              -
 Net Loss                                      -           -           -           -       (8,933)        (8,933)
                                        ---------   ---------   ---------   ---------   ----------  -------------

BALANCE, DECEMBER 31, 2000                     -          44      50,449           -      (16,840)        33,653
 Net Income                                    -           -           -           -           44             44
                                        ---------   ---------   ---------   ---------   ----------  -------------

BALANCE, DECEMBER 31, 2001                     -          44      50,449           -      (16,796)        33,697
 Net Loss                                      -           -           -           -      (26,551)       (26,551)
                                        ---------   ---------   ---------   ---------   ----------  -------------

BALANCE, DECEMBER 31, 2002                    $-         $44     $50,449      $    -     ($43,347)       $ 7,146
                                        =========   =========   =========   =========   ==========  =============

          See accompanying notes to consolidated financial statements.

                      DONNKENNY, INC. AND SUBSIDIARIES

                   Consolidated Statements of Cash Flows
                               (in thousands)

                                                Year Ended     Year Ended      Year Ended
                                                December 31,  December 31,    December 31,
                                                    2002           2001          2000
                                               -------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                  $(26,551)        $    44     $(8,933)
 Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
  Depreciation and amortization of plant,
   property and equipment                              1,499          1,140          820
  Loss on disposal of fixed assets                         -              3            -
  Amortization of intangibles and other assets             -          1,489        1,437
  Write-down of assets held for sale and
    restructuring charge                                 150            300          200
  Cumulative effect of change in accounting
   principle                                          28,744              -            -
  Provision for losses on accounts receivable             20             20           22
 Changes in assets and liabilities, net of the
  effects of acquisitions and disposals:
  (Increase) decrease in accounts receivable           4,571          5,723         (968)
  (Increase) decrease in recoverable income
   taxes                                                 178           (226)         149
  Decrease in inventories                              1,824          1,957       10,144
  Decrease (increase) in prepaid expenses and
   other current assets                                  605            (43)        (541)
  Decrease in other non-current assets                   134             62          116
  (Decrease) increase in accounts payable              2,341         (3,991)       1,400
  (Decrease) increase in accrued expenses and
     other current liabilities                        (1,295)         1,194         (950)
                                                      ------         ------        -----
     Net cash provided by operating activities        12,220          7,672        2,896
                                                      ------         ------        -----


CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property, plant and equipment              (542)        (1,395)      (1,054)
 Proceeds from sale of property, plant and
  equipment                                              143             67          189
 Acquisition of business                                   -              -       (1,518)
                                               -------------       ---------     --------
     Net cash used in investing activities              (399)        (1,328)      (2,383)
                                               -------------       ---------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net repayments of long-term debt                     (1,113)        (1,523)      (1,168)
 Borrowings for acquisition                                -              -        1,300
 Borrowings under revolving credit line              102,112        153,960      154,042
 Repayments under revolving credit line             (112,793)      (158,807)     154,802
                                               --------------      ---------     -------

     Net cash used in financing activities           (11,794)        (6,370)        (628)
                                               --------------      ---------      ------

NET INCREASE (DECREASE) IN CASH                           27            (26)        (115)
CASH, AT BEGINNING OF YEAR                                39             65          180
                                               --------------      ---------      ------

CASH, AT END OF YEAR                                  $   66         $   39       $   65
                                               ==============      =========      ======

 Supplemental Disclosures

 Income taxes paid                                    $   77         $   78       $   61
                                               =============================      ======
 Interest paid                                        $2,048         $4,722       $4,527
                                               =============================      ======

 Supplemental schedule of non-cash financing
 activities
 Issuance of common stock                             $    -         $    -       $  705
                                               =============================      ======

        See accompanying notes to consolidated financial statements.

                        DONNKENNY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 and 2000

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

     Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities (such as accounts receivable, inventories and valuation allowances for income taxes), and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Revenue Recognition - The Company recognizes sales upon shipment of products to customers as title and risk of loss passes upon shipment. Provisions for estimated uncollectible accounts, discounts and returns and allowances are provided when sales are recorded based upon historical experience and current trends.

     Accounts Receivable - Accounts Receivable as shown on the Consolidated Balance Sheets, is net of allowances and anticipated discounts. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements, assessments of collectibility based on historic trends and an evaluation of the impact of economic conditions. This amount is not significant since the Company has a factoring agreement. An allowance for discounts is based on those discounts relating to open invoices where trade discounts have been extended to customers. Costs associated with potential returns of products as well as allowable customer markdowns and operational charge backs, net of expected recoveries, are included as a reduction to net sales and are part of the provision for allowances included in Accounts Receivable. These provisions result from seasonal negotiations as well as historic deduction trends, net expected recoveries and the evaluation of current market conditions. The Company's historical estimates of these costs have not differed materially from actual results.


     Inventories - Inventories are stated at the lower of cost or market using the first-in, first-out method (FIFO) (see Note 2 to the Consolidated Financial Statements).

     Property, Plant and Equipment - Property, Plant and Equipment are recorded at cost. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the assets or, where applicable, the term of the lease, if shorter (see Note 3 to the Consolidated Financial Statements).

      Estimated useful lives are as follows:
      Buildings.......................           9 to 38 years
      Machinery and equipment..........          3 to 10 years
      Furniture and fixtures...........          7 to 10 years
      Leasehold improvements...........          7 to 10 years
                                              (or lease term if shorter)

     Other Assets - Other Assets at December 31, 2002 and 2001 of $0.2 million and $0.4 million, respectively, represent net deferred financing costs, which are amortized over the term of the related debt agreement.

     Goodwill and Other Intangible Assets - Goodwill represented the excess purchase price over fair value of net assets acquired related to the acquisition of the Company in 1989 following a change in control, the sportswear division of Oak Hill Sportswear Corporation ("Oak Hill"), Beldoch Industries Corporation ("Beldoch") in 1995, and Ann Travis in 2000 (see Note 18 to the Consolidated Financial Statements). Goodwill was amortized on a straight-line basis over the expected periods to be benefited, ranging from 10 to 40 years. Other Intangible Assets are costs related to licenses acquired by the Company, which were being amortized on a straight-line basis over 20 years. In 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets", which changed the accounting for goodwill and other intangible assets to an impairment only approach. The Company ceased the amortization of goodwill and other intangible assets with indefinite lives as of January 1, 2002 (see Note 4 to the Consolidated Financial Statements).

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


     Shipping and Handling Costs - Shipping and handling costs are recorded as a component of selling, general and administrative expenses in the consolidated statements of operations. Shipping and handling costs approximated $3.3 million, $4.7 million, and $4.8 million in Fiscal years 2002, 2001 and 2000, respectively.

     Stock Based Compensation - The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the Common Stock on the date of grant. The following table details the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, to stock-based employee compensation.

                                           2002      2001         2000
                                         --------  --------      -------
                                               (in thousands, except
                                                per share amounts)
Net income (loss), as reported          $(26,551)   $    44      $(8,933)

Deduct: Total stock-based employee
   compensation expense determined
   under fair value based method,
   net of tax effects                         195       578          784
                                         --------   -------      -------

Pro-forma net income (loss)              $(26,746)  $  (534)     $(9,717)
                                         ========   =======      =======
Earnings (loss) per share:
     Basic - as reported                 $  (6.08)   $ 0.01      $ (2.26)
                                         ========    ======      =======
     Basic - pro-forma                   $  (6.12)   $(0.12)     $ (2.46)
                                         ========   =======      =======
     Diluted - as reported               $  (6.08)   $ 0.01      $ (2.26)
                                         ========   =======      =======
     Diluted - Pro-forma                 $  (6.13)   $(0.12)     $ (2.46)
                                         ========   =======      =======

   The weighted-average Black-Scholes values of the options granted during 2002, 2001 and 2000, which were used to calculate the pro-forma compensation expense were $0.83, $0.54 and $1.47, respectively. The following weighted-average assumptions were used in the Black-Scholes option-pricing model for grants in 2002, 2001 and 2000 respectively: dividend yield of 0% for all periods, volatility of 253%, 246%, and 130%; risk-free interest rate of 2.40%, 4.05% and 5.24%; and an expected life of 5, 5, and 10 years.

     Advertising Expense - Advertising costs are expensed when incurred. Advertising expenses of $1.1 million, $1.0 million and $0.8 million were recorded in the Company's Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000, respectively.

     Income Taxes - The Company accounts for income taxes in accordance with an asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized (see Note 7 to the Consolidated Financial Statements).

     Fair Value of Financial Instruments - The carrying amount of significant financial instruments, which includes accounts receivable, accounts payable and accrued expenses, approximated fair value as of December 31, 2002 and December 31, 2001 due to their short-term maturities. Long-term debt approximates fair value due to its variable interest rate.

     Recent Accounting Pronouncements - In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB No. 17, "Intangible Assets". It changed the accounting for goodwill and other intangible assets from an amortization method to an impairment only approach. The Company ceased the amortization of goodwill and other intangible assets with indefinite lives, on January 1, 2002 as required by SFAS No. 142 and recorded an impairment charge of $28.7 million related to goodwill and intangible assets with indefinite lives as a change in accounting principle upon the adoption of this statement (See Note 4 to the Consolidated Financial Statements).

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Early adoption is encouraged. The adoption of SFAS No. 143 on January 1, 2002, did not have an impact on the Company's Consolidated Financial Statements.

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

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS No. 145"). SFAS No. 145 rescinds the provisions of SFAS No. 4 that require companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS No. 145 related to classification of debt extinguishment is effective for fiscal years beginning after May 15, 2002. Earlier application is encouraged. The adoption of SFAS No. 145 is not expected to have a material impact, if any, on the Company's Consolidated Financial Statements.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No.
146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This Statement also established that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company will adopt SFAS No. 146 on January 1, 2003 and does not expect this Statement to have a material impact on its Consolidated Financial Statements.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure amendments to Statement 123 contained in SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002.

    Reclassifications - Certain reclassifications have been made in 2001 and 2000 Consolidated Financial Statements to conform to the 2002 presentation.


2.    INVENTORIES

      Inventories consisted of the following at December 31, 2002 and December 31, 2001:


                                             (in thousands)
                                          ---------------------
                                            2002         2001
                                          -------      --------
      Raw materials...................... $   701      $    840
      Work in process....................     143           331
      Finished goods.....................  16,411        17,709
      Reserves...........................  (1,306)       (1,107)
                                          -------      --------
                                          $15,949      $ 17,773
                                          =======      ========


3.    PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consisted of the following at December 31, 2002 and December 31, 2001:

                                                               (in thousands)
                                                             -----------------
                                                              2002        2001
                                                             ------     ------
Land and land improvements............................       $  131     $  179
Buildings and leasehold improvements..................        4,530      4,512
Machinery and equipment...............................        6,044      5,678
Furniture and fixtures................................        1,224      1,216
                                                             ------     ------
                                                             11,929     11,585

Less accumulated depreciation and amortization........        7,414      6,206
                                                             ------     ------
                                                             $4,515     $5,379
                                                             ======     ======

Assets Held for Sale

     During 2000 the Company announced and completed the closing of all of its domestic manufacturing plants and put these facilities up for sale. In Fiscal 2002, the Company recorded a charge of $0.2 million related to the write-down of assets held for sale. As of December 31, 2002, assets held for sale included a total of two facilities.

     In Fiscal 2001, the Company recorded a charge of $0.3 million related to the write-down of assets held for sale. As of December 31, 2001, assets held for sale included a total of three facilities. One of these facilities was sold on March 7, 2002.


4.  GOODWILL AND OTHER INTANGIBLE ASSETS

    Intangible assets consisted of the following at December 31, 2002 and December 31, 2001:

                                                                             (in thousands)
                                                                          ---------------------
                                                                           2002           2001
                                                                          ------         ------
     Goodwill......................................................       $   -          $36,241
     Licenses......................................................         821            6,325
                                                                        --------         -------
                                                                            821           42,566
     Less accumulated amortization............................                -           13,001
                                                                        --------         -------
                                                                            $821          $29,565
                                                                        ========         ========


     Prior to January 1, 2002, the Company had net intangible assets of $29.6 million on its Consolidated Balance Sheet. The intangible assets included goodwill of $25.4 million, which represented the excess purchase price over fair value of net assets acquired. The assets acquired related to the acquisitions of the Company in 1989 following a change in control, the sportswear division of Oak Hill Sportswear Corporation ("Oak Hill"), Beldoch Industries Corporation ("Beldoch") in 1995, and Ann Travis in 2000. Goodwill was amortized on a straight-line basis over expected periods to be benefited, ranging from 10 to 40 years. Also included in the intangible assets were $4.2 million of costs related to the Pierre Cardin license acquired by the Company in connection with the Beldoch acquisition, which were amortized on a straight-line basis over 20 years.

     As a result of adopting SFAS No. 142 on January 1, 2002, the Company ceased the amortization of goodwill and other intangible assets with indefinite lives and determined that the value of its intangible assets had been impaired. The impairment charge of $28.7 million was calculated based upon a valuation of the Company's market capitalization on January 1, 2002, adjusted for an estimated premium that a willing buyer would assign to the market capitalization in the event of a sale of the Company. The premium was based on an average of such premiums paid in similar transactions in the industry. The impairment charge consists of $25.4 million related to goodwill and $3.3 million related to the license. The Company did not record an income tax benefit related to this charge.

     The remaining value of intangible assets of $0.8 million is attributable to those intangible assets acquired related to the Pierre Cardin license from the Beldoch acquisition, and is classified as an intangible asset with an indefinite life on the Company's December 31, 2002 Consolidated Balance Sheet.

     Actual results of operations for the year ended December 31, 2002 and pro-forma results of operations for the years ended December 31, 2001 and 2000 had the Company applied the non-amortization provisions of SFAS No. 142 in that period follows (in thousands, except per share amounts):


                                                   For the Year Ended December 31,

                                                          (in thousands)
                                                    --------------------------
                                                     2002       2001     2000
                                                    ------     ------  -------
Income (loss) before accounting change            $  2,193     $   44  $(8,933)
Add: Amortization of goodwill and intangibles          -        1,489    1,437
                                                  --------     ------  -------

Adjusted income (loss) before accounting change      2,193      1,533   (7,496)
Cumulative effect of accounting change              28,744        -        -
                                                  --------     ------  -------
Adjusted net income (loss)                        $(26,551)    $1,533  $(7,496)
                                                  ========     ======  =======

Basic and diluted net income (loss) per share:
Income (loss)  before accounting change           $   0.50     $ 0.01  $ (2.26)
Add: Amortization of goodwill and intangibles          -         0.34     0.36
                                                  --------     ------  -------

Adjusted income (loss) before accounting change       0.50       0.35    (1.90)
Cumulative effect of accounting change               (6.58)       -         -

Adjusted net income (loss)                        $ (6.08)     $ 0.35  $ (1.90)
                                                  ========     ======  =======



5.  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES


Accrued expenses and other current liabilities consisted of the following at December 31, 2002 and December 31, 2001:

                                                                       (in thousands)
                                                                   -----------------------
                                                                     2002           2001
                                                                   -------        --------
     Accrued salaries, benefits and bonus.....................     $   973          $2,032
     Other accrued expenses...................................       1,236           1,472
                                                                   -------        --------
     Total....................................................     $ 2,209          $3,504
                                                                   =======        ========

6.   LONG-TERM DEBT

Long-term debt consisted of the following at December 31, 2002 and December 31, 2001:

                                                                        (in thousands)
                                                                  --------------------------
                                                                   2002               2001
                                                                  -------            -------
     Revolving Credit Borrowings............................      $23,730            $34,411
     Senior Term Loans......................................          253              1,366
                                                                  -------            -------
     Total..................................................      $23,983            $35,777
                                                                  -------            -------
     Less current maturities................................          253                933
                                                                  -------            -------
                                                                  $23,730            $34,844
                                                                  ========           =======


     Annual maturities of long-term debt are as follows:

                    2003.....................      253
                    2004.....................   23,730
                                               -------
                                               $23,983
                                               =======


     On June 29, 1999, the Company and its operating subsidiaries signed a three-year credit agreement (the "Credit Agreement") with CIT Group/Commercial Services. The Credit Agreement provides the Company with a $75 million facility comprised of a $72 million revolver with sub limits up to $52 million for direct borrowings, $35 million for letters of credit, certain overadvances and a $3 million term loan which was paid in full as of June 30, 2002.

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

     The Credit Agreement contains numerous financial and operational covenants, including limitations on additional indebtedness, liens, dividends, stock repurchases and capital expenditures. In addition, the Company is required to maintain specified levels of tangible net worth and comply with a requirement for minimum earnings before depreciation, amortization, interest and taxes (EBITDA) and a minimum interest coverage ratio, all based upon the Company's annual business plan approved by the lender.

     During Fiscal 2000, the Company entered into various amendments and agreements to waive the Company's noncompliance with financial covenants on certain dates and to reset overadvanced amounts and covenants. These amendments and agreements also increased the interest rate on borrowings.

     On July 6, 2000, the Company entered into an Amendment to finance the acquisition of the Ann Travis business (see Note 18 to the Consolidated Financial Statements) by the issuance of an additional $1.3 million term loan. The new term loan bears interest at the prime rate plus 2.0% and is repayable over thirty-six months commencing January 1, 2001. A fee of $100,000 was paid for the Amendment.


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


    Effective January 1, 2002, the Company established covenants and the level of allowable overadvances with the lender to support its 2002 business plan. This Amendment and Waiver Agreement also amended the interest rate on the revolving credit borrowings to the prime rate plus one and three-quarters percent and provide for an additional interest rate reduction effective July 1, 2002 if certain objectives were achieved. No fee was paid in connection with the Amendment and Waiver. The Company has achieved the objectives and received an additional rate reduction effective July 1, 2002. The interest rate on the revolving credit borrowings is now prime plus one and one-half percent (5.75% at December 31, 2002).

    On June 30, 2002, the Company made the final payment on the $3 million term loan in accordance with the terms of the Credit Agreement.

     Effective January 1, 2003, the Company established covenants and the level of allowable overadvances with the lender, through an Amendment to the Credit aggreement dated March 27, 2003, to support its 2003 business plan. The Amendment also amended the interest rate on the revoloving credit borrowings to the prime rate plus one and one-quarter percent. No fee was paid in connection with the Amendment.

     The Company also has a factoring agreement with CIT Group/Commercial Services. The factoring agreement provides for a factoring commission equal to ..35% of gross sales, plus certain customary charges. The agreement is in effect through December 31, 2004.

      At December 31, 2002 and 2001, the Company was contingently liable for outstanding letters of credit issued amounting to $11.8 million and $9.0 million, respectively.



7.  INCOME TAXES

     Income tax expense (benefit) for the years ended December 31, 2002, 2001 and 2000 is comprised of the following:

                                                        (in thousands)
                                                    -----------------------
                                                    2002     2001      2000
                                                    -----    -----    -----
     Current:
         Federal............................        $ -     $  (277)  $ -
         State and local...................            36        57      88
     Deferred.............................            -         -       -
                                                    -----   -------   -----
                                                    $  36   $  (220)  $  88
                                                    =====   =======   =====

     In Fiscal 2001, the IRS and the Joint Committee on Taxation completed the audit of amended prior year tax returns. As a result, the Company received net refunds of $0.2 million in Fiscal 2002.

     A reconciliation of the statutory Federal tax rate and the effective rate is as follows:

                                                               2002      2001     2000
                                                               ----      ----     ----
    Federal statutory tax rate.........................        (34)%     (34)%    (34)%
    State and local taxes, net of federal
        income tax benefit.............................         (1)       28       (2)
    Federal tax benefit of amended returns and
       other...........................................          -      (157)       -
    Nondeductible items................................         28       207        12
    (Decrease)/increase of valuation allowance.........          7      (169)       25
                                                              -----    -----     -----
                                                                 0%     (125)%      1%
                                                              =====    =====     =====

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

                                                                        (in thousands)
                                                                        --------------
                                                                    December 31,  December 31,
                                                                       2002         2001
                                                                       ----         ----
    Deferred tax assets:
        Accounts receivable allowances.....................            $   45    $   40
        Inventory valuation................................               685       688
        Intangibles........................................               393         -
        Accrued expenses...................................               449       837
        State operating loss carryforwards.................             1,350     1,425
        Federal operating loss carryforwards                            6,208     6,702
        Other..............................................                97        97
                                                                       ------    ------
            Deferred tax assets................                         9,227     9,789
                                                                       ------    ------

    Deferred tax liabilities:
        Property, plant and equipment......................              (980)   (1,147)
        Intangibles........................................               -      (2,195)
                                                                       ------    ------
            Deferred tax liabilities                                     (980)   (3,342)
                                                                       ------    ------
    Net deferred tax asset.................................             8,247     6,447

    Less valuation allowance...............................            (8,247)   (6,447)
                                                                       ------    ------
    Net Deferred taxes ....................................            $  -      $  -
                                                                       ======    ======

     As of December 31, 2002 and 2001, the Company recorded a valuation allowance against the net deferred tax assets due to uncertainty of their realization.

      As of December 31, 2002, the following Federal and State net operating loss carryforwards were available:



                                                                            Net Operating Losses
                                                                            --------------------
                                                                              (in thousands)
                                                                 -----------------------------------------
      Expiration Dates                                                  Federal                State
                                                                 --------------------      ---------------
      2011........................................................        $   -               $  6,071
      2012........................................................            -                  5,074
      2013........................................................            -                  2,290
      2014........................................................            -                  2,616
      2015........................................................            -                 13,315
      2016-2017...................................................            -                    -
      2018........................................................           2,326                 -
      2019........................................................           2,616                 -
      2020........................................................          13,315                 -

8.   LEASES

     Rental expense for operating leases for the years ended December 31, 2002, 2001 and 2000 approximated $3.0 million, $3.2 million, and $3.3 million respectively. Minimum future rental payments as of December 31, 2002 for operating leases with initial noncancelable lease terms in excess of one year, are as follows:

                                                                           Amount
    Year Ending December 31,                                           (in thousands)
    ------------------------                                           --------------
    2003      ....................................................           2,652
    2004      ....................................................           2,537
    2005      ....................................................           2,427
    2006      ....................................................           1,595
    2007      ....................................................           1,329
    Thereafter....................................................           1,021
                                                                           -------
                                                                           $11,561
                                                                           =======

9.  EMPLOYEE BENEFIT PLAN


     The Company sponsors an Employees' Savings 401(k) Plan (the "Plan") covering substantially all of its employees. Contributions to the Plan are made by the Company at the discretion of the Board of Directors. The Company matched the employee contributions for fiscal 2002, 2001 and 2000 in cash in the amounts of $126,000, $44,000 and $43,000 respectively.


10.  EARNINGS PER SHARE

     Basic earnings per share ("EPS") is computed by dividing net income or loss attributable to common stockholders by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (warrants to purchase common stock and common stock options using the treasury stock method) were exercised or converted into common stock. Potentially issuable common shares in the diluted EPS computation are excluded in net loss periods, as their effect would be antidilutive. See Note 17 to the Consolidated Financial Statements regarding the reverse stock spilt.

     In the years ended December 31, 2002 and December 31, 2001, shares under stock plans of 50,379 and 20,268, respectively, were considered for the diluted earnings per share calculations. In the year ended December 31, 2000 there were no incremental shares under stock plans included in the diluted earnings per share calculation due to their antidilutive effect. Accordingly, the amounts reported for basic and diluted earnings per share are the same for that year.

11. STOCK BASED COMPENSATION

      a.  Stock Options


     The Company has a stock award and incentive program that permits the issuance of up to 500,000 options to employees on terms as determined by the Board of Directors. In addition, the Company has an award program that permits option grants to Directors up to a maximum of 75,000 shares. Effective April 20, 2000, the Company had a one-for-four reverse stock split (see Note 17 to the Consolidated Financial Statements).

     Under the terms of the plan, options granted may be either non-qualified or incentive stock options and the exercise price, determined by the Compensation committee, may not be less than the fair market value of the Company's Common Stock on the date of the grant.

     Information regarding the Company's stock option plan is summarized below. Option amounts are stated in thousands.

                                             2002                          2001                         2000
                                  ---------------------------   ---------------------------  ---------------------------

                                                Weighted-                 Weighted-                  Weighted-
                                                Average                   Average                    Average
                                     Options    Exercise Price   Options  Exercise Price   Options   Exercise Price
                                     -------    --------------   -------  --------------   -------   --------------
Outstanding at beginning of the
year..........................       294,253      $8.75          404,130        $9.85      383,225       $12.56
Granted.......................       136,250       0.84           53,750         0.54      151,250         1.52
Exercised.....................          -           -                -            -            -            -
Cancelled.....................       (63,076)     $9.81         (163,627)        8.44     (130,345)       14.43
                                     -------      -----          -------        -----      -------        -----
Outstanding at end of year...        367,427      $5.64          294,253        $8.75      404,130        $9.85
                                     =======                     =======
Exercisable at end of year ...       198,177      $9.55          212,603       $10.77      212,701
                                     =======                     =======
Available for grant at year
end...........................       107,748                     180,922                    71,045
                                     =======                     =======                    ======




         The options outstanding at December 31, 2002 range in price as follows:

                                       OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
                   ----------------------------------------------------------     ------------------------------------
      Range of                           Weighted-Average
      Exercise       Outstanding as      Remaining          Weighted-Average      Exercisable as       Weighted-Average
      Prices         of 12/31/2002       Contractual Life   Exercise Price        of 12/31/2002        Exercise Price
      ------         -------------       ---------------    --------------        --------------        --------------
   0.00 -  7.23           283,125             7.3              $  1.50               114,000           $  2.19
   7.23 - 14.45            42,776             4.3              $ 11.74                42,651           $ 11.74
  14.45 - 21.68            30,000             3.6              $ 16.13                30,000           $ 16.13
  21.68 - 36.13             1,750             2.3              $ 33.25                 1,750           $ 33.25
  36.13 - 50.58             3,751             1.3              $ 44.25                 3,751           $ 44.25
  50.58 - 72.25             6,025             3.0              $ 72.25                 6,025           $ 72.25


     The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the Common Stock on the date of grant.

     b.   Restricted Stock

     In 1996, the Company adopted a plan to issue up to 250,000 shares (as adjusted for the reverse stock split in April 2000) of restricted stock to employees of the Company. During 1997, 76,250 shares with a fair market value of $11.76 per share were granted to employees of the Company at no cost to the employees. Of the total number granted, 1,250 shares vested immediately and the remaining 75,000 restricted shares vest as follows: 15,000 on March 31, 1999 and

60,000 shares on March 31, 2000. In January 2000, 37,500 shares of restricted stock were granted to an executive of the Company in connection with his employment agreement at no cost to him. The executive's employment agreement was amended effective January 1, 2001 to rescind the 37,500 restricted stock grant. Compensation cost recorded in 2002, 2001 and 2000 were $0, $0 and $94,000 respectively, which represents the amortization of the value of the restricted stock award at the date of grant over the vesting period.

     c.   Warrants

     On January 14, 1997, the Company issued warrants to purchase 18,750 shares (as adjusted for the reverse stock split in April 2000) of Common Stock at $20.00 per share to the principal of a company to rescind an acquisition transaction. The warrants are immediately exercisable and will expire July 23, 2004.

     d.   Stock Appreciation Rights

     In 1997, the Company awarded stock appreciation rights to an Executive Officer. This agreement expired in 2002. No compensation expense was recorded for these stock appreciation rights in 2002, 2001 and 2000.

12. RESTRUCTURING CHARGE

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

13. PROVISION FOR SETTLEMENT OF LITIGATION

     In Fiscal 2000, the Company recorded a litigation provision of $0.6 million relative to legal proceedings arising in the ordinary course of business.

14. COMMITMENT AND CONTINGENCIES

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

c. The Company has guaranteed minimum royalties which represent those minimum amounts due in connection with the Pierre Cardin and Harve Benard Licenses. The minimum guarantee for the Harve Benard license is contractual. The minimum guarantee for the Pierre Cardin license is calculated each year. As of December 31, 2002, the Company has estimated minimum guaranteed royalties to be approximately $0.8 million, reflecting the contractual amount for the Harve Benard License and the minimum calculated amounts pursuant to the Pierre Cardin license for fiscal 2003. There are no maximum guarantees.


15. BUSINESS CONCENTRATIONS

     Substantially all of the Company's sales are made to customers in the United States. Sales to one chain store retailer accounted for approximately 18%, 18% and 13% of the Company's sales in 2002, 2001 and 2000, respectively and accounts receivable from this customer was $2.1 million at December 31, 2002. Sales to one wholesale club were 27%, 24% and 17% in 2002, 2001 and 2000 respectively and accounts receivable from this customer were $13.1 million at December 31, 2002. Sales to one catalog customer accounted for 8%, 9% and 6% of the Company's sales in 2002, 2001 and 2000 respectively and accounts receivable were $2.1 million at December 31, 2002. No other customers accounted for more than 8% of the Company's sales in 2002, 2001 and 2000. The terms of the Company's factoring agreement require the lender to approve the credit worthiness of the Company's customers. The Company records an allowance for doubtful accounts for those customers where it has exposure on the receivable.

16.   Shareholders Rights Plan

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

17.   REVERSE STOCK SPLIT

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

18.  ANN TRAVIS ACQUISITION

     On July 1, 2000, the Company acquired certain assets of Ann Travis Inc. ("Ann Travis") for $1.5 million, including costs incurred in the acquisition of $0.3 million. Ann Travis designs, imports and markets women's sportswear. Assets acquired included $0.5 million of certain merchandise inventory, the Ann Travis and Decade Designs trademarks and the license rights for sales of women's apparel under the Delta Burke trademark. The acquisition was accounted for as a purchase. The purchase was funded by CIT under a new $1.3 million term loan which requires payment in equal installments over three years commencing January 1, 2001 (see Note 6 to the Consolidated Financial Statements). Goodwill of $1.0 million was recorded in connection with this acquisition and was being amortized over ten years (See Note 1 to the Consolidated Financial Statements - "Recent Accounting Pronouncements"). The Company wrote off the goodwill in 2002 upon the adoption of SFAS No. 142 (see Note 4 to the Consolidated Financial Statements).

     Unaudited pro-forma net sales of the Company for Fiscal 2000, assuming the acquisition had occurred as of January 1, 2000, were $161.0 million.

     The pro-forma net loss for Fiscal 2000 for this acquisition, had the acquisition occurred at the beginning of 2000, is not significant, and accordingly, is not presented. The unaudited pro-forma net sales information is not necessarily indicative of the results of operations of the combined companies, had the acquisition occurred on the dates specified above, nor is it indicative of future results of operations.

     In October 2002, the Company terminated the license agreement for the sale of women's apparel under the Delta Burke trademark.

19. UNAUDITED QUARTERLY RESULTS OF OPERATIONS

     Unaudited quarterly financial information for Fiscal 2002 and Fiscal 2001 is set forth in the table below:

                                                                       (in thousands, except per share amounts)
                                                                       ----------------------------------------
                                                                  First            Second           Third        Fourth
                                                                  Quarter          Quarter          Quarter      Quarter
                                                                  --------         --------         --------     --------
   FISCAL 2002
     Net Sales                                                   $ 24,438          $22,358          $30,688      $29,618
     Gross Profit                                                   6,417            5,188            7,933        7,219
     Income (loss) before cumulative effect
      of change in accounting principle                          $    359          $  (347)         $ 1,574       $  607
                                                                   ------          -------          -------       ------
     Cumulative effect of change of accounting principle           28,744                -                -            -
                                                                   ------          -------          -------       ------
     Net Income (loss)                                           $(28,385)         $  (347)         $ 1,574       $  607
                                                                 ========          =======          =======       ======
     Basic Income (loss) per Common Share

     Income (loss) before accounting change                      $   0.08         $  (0.08)         $  0.36       $ 0.14
     Cumulative effect of accounting change                         (6.58)               -                -            -
                                                                   ------          -------          -------       ------
     Basic earnings (loss) per share                             $  (6.50)      $    (0.08)         $  0.36       $ 0.14
                                                                 ========       ==========          =======       ======


     Diluted Income (loss) per Common Share
     Income (loss) before accounting change                      $   0.08         $ (0.08)          $  0.36       $ 0.14
     Cumulative effect of accounting change                         (6.58)               -                -            -
                                                                   ------          -------          -------       ------
     Diluted earnings (loss) per share                           $ (6.50)         $  (0.08)         $  0.36       $ 0.14
                                                                 ========         ========          =======       ======




   FISCAL 2001
     Net Sales                                                  $  37,308         $ 30,539          $44,242      $40,091
     Gross Profit                                                   8,854            6,571           10,295      $ 8,961
     Net Income (loss)                                          $     357         $ (1,432)         $ 1,103      $    15
     Basic earnings (loss) per share                            $    0.08         $  (0.33)         $  0.25      $  0.00
     Diluted earnings (loss) per share                          $    0.08         $  (0.33)         $  0.25      $  0.00


  The sum of the quarterly net earnings per share amounts may not equal the full-year amount since the computations of the weighted average number of common-equivalent shares outstanding for each quarter and the full year are made independently.

                                 DONNKENNY, INC.

                      INDEX TO FINANCIAL STATEMENT SCHEDULE

Schedule II     Valuation and Qualifying Accounts.............................


                                   SCHEDULE II

                                 DONNKENNY, INC.

                        Valuation and Qualifying Accounts

                               For the Years ended
                        December 31, 2002, 2001 and 2000



                                     Balance at      Charged to
                                    Beginning of      Costs and                   Balance at End of
                                        Period         Expenses      Deductions         Period
                                  ----------------------------------------------------------------
Year ended December 31, 2002:
    Reserve for bad debts                 $104,000         20,000         (8,000)        $116,000
    Reserve for discounts                   12,000     (1,428,000)     1,416,000                -
                                  -----------------                              -----------------
       Subtotal for accounts
        receivable                        $116,000                                       $116,000
                                  =================                              =================
    Reserve for inventory
     markdowns                          $1,107,000      3,022,000     (2,823,000)      $1,306,000
                                  =================                              =================

Year ended December 31, 2001
    Reserve for bad debts                  $93,000         20,000         (9,000)        $104,000
    Reserve for discounts                   16,000     (1,569,000)     1,565,000           12,000
                                  -----------------                              -----------------
       Subtotal for accounts
        receivable                        $109,000                                       $116,000
                                  =================                              =================
    Reserve for inventory
     markdowns                          $1,684,000      3,590,000     (4,167,000)      $1,107,000
                                  =================                              =================

Year ended December 31, 2000
    Reserve for bad debts                 $365,000        (22,000)      (250,000)         $93,000
    Reserve for discounts                   17,000      1,930,000     (1,931,000)          16,000
                                  -----------------                              -----------------
       Subtotal for accounts
        receivable                        $382,000                                       $109,000
                                  =================                              =================
    Reserve for inventory
     markdowns                          $1,921,000      4,290,000     (4,527,000)      $1,684,000
                                  =================                              =================


                                  CERTIFICATION
                                  -------------


I, Daniel H. Levy, certify that:

1. I have reviewed this annual report on Form 10-K of Donnkenny, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4. The Company's other certifying officers/employees and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:
     a. designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b. evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. The Company's other certifying officers/employees and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:    March 28, 2003                         /s/    Daniel H. Levy
                                                -------------------------------
                                                Daniel H. Levy
                                                Chairman of the Board,
                                                Chief Executive Officer

                                  CERTIFICATION
                                  -------------


I, Maureen d. Schimmenti, certify that:

1. I have reviewed this annual report on Form 10-K of Donnkenny, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4. The Company's other certifying officers/employees and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:
     a. designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b. evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. The Company's other certifying officers/employees and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:    March 28, 2003                         /s/  Maureen d. Schimmenti
                                                --------------------------------
                                                Maureen d. Schimmenti
                                                Vice President
                                                and Chief Financial Officer,
                                                (Principal Financial Officer)

                                  Exhibit 99.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Annual Report of Donnkenny, Inc. (the "Company") on Form 10-K for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel H. Levy, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




/s/ Daniel H. Levy





Daniel H. Levy

Chief Executive Officer

March  28, 2003

                                  Exhibit 99.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Annual Report of Donnkenny, Inc. (the "Company") on Form 10-K for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Maureen d. Schimmenti, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




/s/ Maureen d. Schimmenti





Maureen d. Schimmenti

Chief Financial Officer

March 28, 2003

                                                              [EXECUTION FINAL]


                       NINTH AMENDMENT TO CREDIT AGREEMENT



     NINTH AMENDMENT TO CREDIT AGREEMENT, dated as of March 27, 2003 (this "Amendment"), to the Credit Agreement dated as of June 29, 1999 (as amended, supplemented or otherwise modified from time to time, the "Credit Agreement") among DONNKENNY APPAREL, INC. a Delaware corporation ("DKA"), BELDOCH INDUSTRIES CORPORATION, a Delaware corporation ("BIC"; together with DKA, and severally, the "Borrowers"), the Guarantors party thereto, the Lenders party thereto and THE CIT GROUP/COMMERCIAL SERVICES, INC. as agent for the Lenders (in such capacity, the "Agent").

     The Borrowers, the Guarantors, the Lenders and the Agent are parties to the Credit Agreement.

     The Borrowers have requested that the Lenders (a) amend the Interest Rate applicable to Revolving Credit Loans and (b) agree to continue providing Overadvances to Borrowers during Borrowers' 2003 Fiscal Year, and the Borrowers, Lenders and Agent desire to amend certain of the financial covenants provided for in the Credit Agreement. The Lenders are willing to (a) amend the Interest Rate applicable to Revolving Credit Loans and (b) continue providing Overadvances to Borrowers, and in addition, the Borrowers, Lenders and Agent have agreed to amend certain of the financial covenants provided for in the Credit Agreement, all upon the terms and subject to the conditions set forth in this Amendment.

     Accordingly, in consideration of the mutual agreements set forth herein, and for good and other valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties hereto hereby agree as follows:

     1. Defined Terms. Initially capitalized terms used and not otherwise defined herein shall have their respective meanings as defined in the Credit Agreement.

     2. Amendment of Interest Rate. (a) The definition of Interest Rate set forth in the Credit Agreement is hereby amended and restated in its entirety to read as follows:

     "'Interest Rate' shall mean, from and after January 1, 2003, (a) as to the Supplemental Term Loan, a rate of two (2%) percent per annum in excess of the Prime Rate and (b) as to Revolving Credit Loans, a rate of one and one-quarter (1.25%) percent per annum in excess of the Prime Rate (the "Revolving Credit Interest Rate"); provided, that:

     (i) the Interest Rate shall be increased by two (2%) percent per annum in excess of the Interest Rate otherwise in effect, at Agent's option, without notice, (A) for the period on and after (1) the date of termination hereof and until such time as all Obligations are paid in full (notwithstanding entry of any judgment against Borrowers) or (2) the date of the occurrence of any Event of Default and for so long as such Event of Default is continuing, and (B) on the Revolving Credit Loans at any time outstanding in excess of the Availability (whether or not such excess(es) arise or are made with or without Agent's knowledge or consent (but expressly excluding Overadvances that are made and are permitted to be outstanding pursuant to Section 2.01(c) of this Agreement), and whether made before or after an Event of Default).

     3. Overadvances During 2003 Fiscal Year. Borrowers have previously delivered to Agent Borrowers' budget for their 2003 Fiscal Year, dated March 13, 2003 (the "2003 Budget"), in contemplation of the making of this Amendment. Borrowers have advised Agent that, in order to achieve the results of operations projected by the 2003 Budget, Borrowers contemplate requesting Agent to make Overadvances from time to time, as detailed in the 2003 Budget. Borrowers have therefore requested that Agent and Lenders amend Section 2.01(c) to continue providing Overadvances during Borrowers' 2003 Fiscal Year, based on the Overadvance amounts set forth in the 2003 Budget, and Agent and Lenders have agreed to amend Section 2.01(c) as set forth hereinbelow; provided, however, that Borrowers understand and expressly acknowledge and agree that, notwithstanding that the amendment and restatement of Section 2.01(c) set forth hereinbelow is based on the Overadvance amounts contained in the 2003 Budget, such amendment and restatement of Section 2.01(c) shall not be deemed and does not in any manner constitute a commitment by Agent and/or Lenders to make any Overadvances whatsoever. Subject to the foregoing, Section 2.01(c) of the Credit Agreement is hereby amended and restated in its entirety to read as follows:

     "(c) Notwithstanding anything to the contrary contained in this Agreement or any of the other Loan Documents, at the request of the Borrowers at any time during Borrowers' 2003 Fiscal Year, the Agent may, in its sole and absolute discretion, subject to the Total Revolving Credit Commitment, make Revolving Credit Loans and issue Letter of Credit Guarantees to the Borrowers on behalf of the Lenders in excess of the Availability ("Overadvance"), which Overadvance shall be repayable on demand; provided, however, if the Overadvance is not sooner demanded and if Borrowers shall have failed to deliver to Agent on or before January 2, 2004 the summary of business plans and financial operations projections that Borrowers are obligated to deliver to Agent for Borrowers' 2004 fiscal year pursuant to Section 6.05 of the Credit Agreement, then the Overadvance shall be repayable without notice or demand no later than January 2, 2004. Each Lender shall be obligated to pay the Agent the amount of its ratable share of any such additional Revolving Credit Loans or Letter of Credit Guaranties. Provided no Event of Default shall have occurred and be continuing, notwithstanding anything to the contrary contained in the Credit Agreement, Overadvances shall not bear interest at the applicable Interest Rate set forth in clause (i) of the proviso in the definition of Interest Rate (the "Default Rate"). Any Overadvance not repaid on demand or when otherwise due and payable shall, however, without waiving any Event of Default which has occurred thereby, bear interest at the Default Rate. The making of an Overadvance by the Agent shall in no way limit, waive or otherwise affect the Agent's right with respect to the making of any additional Overadvance."

     4. Amendment of Section 7.10. Section 7.10 of the Credit Agreement is amended and restated in its entirety to read as follows:

          "Section 7.10 Minimum Interest Coverage Ratio. Permit the Interest Coverage Ratio of the Parent and its Subsidiaries on a Consolidated basis for the trailing four (4) fiscal quarters ending on the last day of each of the fiscal quarters set forth below to be less than the ratio set forth below opposite such fiscal quarter:


                                                    Minimum Interest
                  Quarterly Period Ending            Coverage Ratio
                  -----------------------            --------------
                  March 31, 2003                      2.37 to 1:00

                  June 30, 2003                       2.14 to 1:00

                  September 30, 2003                  2.09 to 1:00

                  December 31, 2003                   2.19 to 1:00"

     5. Amendment of Section 7.11. Section 7.11 of the Credit Agreement is hereby amended and restated in its entirety to read as follows:

     "Section 7.11 EBITDA. Permit EBITDA of the Parent and its Subsidiaries (in each case computed and calculated in accordance with GAAP) on a Consolidated basis for the trailing four (4) fiscal quarters ending on the last day of each of the fiscal quarters set forth below to be less than the amount set forth below opposite each such fiscal quarter:

                  Quarterly Period Ending                     EBITDA
                  -----------------------                     ------
                  March 31, 2003                          $4,203,000

                  June 30, 2003                           $3,749,000

                  September 30, 2003                      $3,708,000

                  December 31, 2003                       $4,054,000"

     6. Amendment of Section 7.12A. Section 7.12A of the Credit Agreement is hereby amended and restated in its entirety to read as follows:

     "Section 7.12A Tangible Net Worth. Permit the Tangible Net Worth of the Parent and its Subsidiaries (in each case computed and calculated in accordance with GAAP) on a Consolidated basis as of the end of each of the fiscal quarters set forth below to be less than the amount set forth below opposite each such fiscal quarter:

                  Quarterly Period Ending         Tangible Net Worth
                  -----------------------         ------------------
                  March 31, 2003                   $5,146,000

                  June 30, 2003                    $4,431,000

                  September 30, 2003               $5,683,000

                  December 31, 2003                $6,349,000"

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

     12. Counterparts; Facsimile Signature. This Amendment may be executed in counterparts, each of which shall constitute an original and all of which when taken together shall constitute but one contract. Delivery of an executed counterpart of the signature page of this Amendment by facsimile shall be effective as delivery of a manually executed signature page hereto.


                            [SIGNATURE PAGE FOLLOWS]

     IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be duly executed and delivered by their respective authorized officers as of the day and year first above written.

DONNKENNY APPAREL, INC., as a                                   BELDOCH INDUSTRIES CORPORATION,
Borrower and a Guarantor                                        as a Borrower and a Guarantor

By: /s/ Maureen d Schimmenti                                    By: /s/ Maureen d Schimmenti
    ------------------------                                        ------------------------
Name: Maureen d Schimmenti                                      Name: Maureen d Schimmenti
      --------------------                                            --------------------
Title: Vice President and Chief Financial Officer               Title: Vice President and Chief Financial Officer
       ------------------------------------------                      ------------------------------------------

CHRISTIANSBURG GARMENT                                          H SQUARED DISPOSITIONS, INC., as a
COMPANY, INCORPORATED, as a                                     Guarantor
Guarantor
                                                                By: /s/ Maureen d Schimmenti
                                                                    ------------------------
By: /s/ Maureen d Schimmenti                                    Name: Maureen d Schimmenti
    ------------------------                                          --------------------
Name: Maureen d Schimmenti                                      Title: Vice President and Chief Financial Officer
      --------------------                                             ------------------------------------------
Title: Vice President and Chief Financial Officer
       ------------------------------------------

THE CIT GROUP/COMMERCIAL                                        THE CIT GROUP/COMMERCIAL
SERVICES, INC., as Agent                                        SERVICES, INC., as a Lender

By: /s/ John M. Szwalek                                             By: /s/ John M. Szwalek
    -------------------                                                 -------------------
Name: John M. Szwalek                                             Name: John M. Szwalek
      ---------------                                                  --------------------
Title: Vice President                                           Title: Vice President
       --------------                                                  --------------

CENTURY BUSINESS CREDIT
CORPORATION, as a Lender

By: /s/ Steven Stone
    ----------------
Name: Steven Stone
      ------------
Title: Executive Vice President
       ------------------------