Form 10-Q
period 2003-03-31
DONNKENNY INC
filed 2003-05-14
CIK 29693

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes ___ No _X_ .

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

        Common Stock $0.01 par value                     4,367,417
        ----------------------------         -----------------------------------
                   (Class)                     (Outstanding at May 9, 2003)

                         DONNKENNY, INC AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (FORM 10-Q)

PART I - FINANCIAL INFORMATION                                                                        Page
                                                                                                      ----

Item 1.    Consolidated financial statements:

              Independent Accountants' Report............................................................1

              Balance sheets as of March 31, 2003 (unaudited) and December 31, 2002......................2

              Statements of operations for the three months ended
              March 31, 2003 and 2002 (unaudited)........................................................3

              Statements of cash flows for the three months ended
              March 31, 2003 and 2002 (unaudited)........................................................4

              Notes to Consolidated Financial Statements (unaudited)...................................5-9

Item 2.    Management's Discussion and Analysis of Financial Condition and Results
           of Operations.............................................................................10-14

Item 3.    Quantitative and Qualitative Disclosures about Market Risk...................................14

Item 4.    Controls and Procedures......................................................................14

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings............................................................................15

Item 6     Exhibits and Reports on Form 8-K.............................................................15

              Signatures................................................................................16

              Certifications.........................................................................17-20


                         INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of Donnkenny, Inc.:

We have reviewed the accompanying consolidated balance sheet of Donnkenny, Inc. and subsidiaries as of March 31, 2003, and the related consolidated statements of operations and cash flows for the three-month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Donnkenny, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 17, 2003 except, for Note 6 dated March 27, 2003, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph concerning the change in the Company's method of accounting for goodwill and other intangible assets, to conform to Statement of Financial Accounting Standards No. 142. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP
New York, New York
May 9, 2003


                             DONNKENNY, INC. AND SUBSIDIARIES
                                Consolidated Balance Sheets
                           (in thousands, except per share data)

                                                           March 31,          December 31,
                                                             2003                 2002
                                                        --------------      ---------------
                                                         (Unaudited)
CURRENT ASSETS
     Cash                                              $          126      $            66
     Accounts receivable - net of allowances of
      $119 and $116 in 2003 and 2002, respectively             14,798               20,634
     Recoverable income taxes                                      62                  203
     Inventories, net                                          13,561               15,949
     Prepaid expenses and other current assets                    607                  615
     Assets held for sale                                         380                  402
                                                      ----------------    -----------------
     Total current assets                                      29,534               37,869
PROPERTY AND EQUIPMENT, NET                                     4,181                4,515
OTHER ASSETS                                                      211                  234
INTANGIBLE ASSETS                                                 821                  821
                                                      ----------------    -----------------

TOTAL                                                  $       34,747      $        43,439
                                                      ================    =================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current portion of long-term debt                 $            -      $           253
     Accounts payable                                           4,920               10,101
     Accrued expenses and other current liabilities             1,859                2,209
                                                      ----------------    -----------------
     Total current liabilities                                  6,779               12,563
                                                      ----------------    -----------------
LONG-TERM DEBT                                                 20,767               23,730

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred stock $.01 par value; authorized 500
      shares, issued none
    Common stock, $.01 par value.  Authorized 10,000
      shares, issued and outstanding 4,367 shares
      in 2003 and 2002                                             44                   44
    Additional paid-in capital                                 50,449               50,449
    Deficit                                                   (43,292)             (43,347)
                                                      ----------------    -----------------
   Total Stockholders' Equity                                   7,201                7,146
                                                      ----------------    -----------------

TOTAL                                                  $       34,747      $        43,439
                                                      ================    =================


               See accompanying notes to consolidated financial statements.

                               DONNKENNY, INC. AND SUBSIDIARIES
                             Consolidated Statements of Operations
                       (in thousands, except shares and per share data)
                                          (unaudited)

                                                                      Three Months Ended
                                                                -------------------------------
                                                                 March 31, 2003  March 31, 2002
                                                                ---------------- --------------

NET SALES                                                      $       18,954   $       24,438
COST OF SALES                                                          13,249           18,021
                                                               ---------------  ---------------
     Gross profit                                                       5,705            6,417

OPERATING EXPENSES:
    Selling, general and administrative expenses                        5,346            5,345
                                                               ---------------  ---------------
        Operating income                                                  359            1,072

INTEREST EXPENSE                                                          318              668
                                                               ---------------  ---------------
Income before income taxes and cumulative effect of change in
 accounting principle                                                      41              404

INCOME TAXES (BENEFIT)                                                    (14)              45
                                                               ---------------  ---------------
Income before cumulative effect of change in accounting
 principle                                                                 55              359
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE (no tax
 benefit recognized)                                                        -           28,744
                                                               ---------------  ---------------

      NET INCOME (LOSS)                                        $           55   $      (28,385)
                                                               ===============  ===============

Basic earnings per common share:
Income before accounting change                                $         0.01   $         0.08
Cumulative effect of accounting change                                      -            (6.58)
                                                               ---------------  ---------------
Net income (loss)                                              $         0.01   $        (6.50)
                                                               ===============  ===============

Diluted earnings per common share:
Income before accounting change                                $         0.01   $         0.08
Cumulative effect of accounting change                                      -            (6.58)
                                                               ---------------  ---------------
Net income (loss)                                              $         0.01   $        (6.50)
                                                               ===============  ===============

Shares used in the calculation of earnings per share:
Basic                                                               4,367,417        4,367,417
                                                               ===============  ===============
Diluted                                                             4,419,543        4,434,407
                                                               ===============  ===============


                               DONNKENNY, INC. AND SUBSIDIARIES
                             Consolidated Statements of Cash Flows
                                        (in thousands)
                                          (unaudited)
                                                                   Three Months Ended
                                                          -------------------------------------
                                                              March 31,            March 31,
                                                                2003                 2002
                                                          ---------------      ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                          $          55        $      (28,385)
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:

Depreciation and amortization of fixed assets                        382                   372
Cumulative effect of change in accounting principle                    -                28,744
Provision for losses on accounts receivable                            3                     5
Changes in assets and liabilities:
Decrease in accounts receivable                                    5,833                 7,175
Decrease in recoverable income taxes                                 141                     -
Decrease in inventories                                            2,388                 4,333
Decrease in prepaid expenses and
other current assets                                                   8                   655
Decrease (increase) in other non-current assets                       23                    (9)
Decrease in accounts payable                                      (5,181)               (2,321)
Decrease in accrued expenses and
other current liabilities                                           (350)               (1,449)
                                                          ---------------      ----------------
Net cash provided by operating activities                          3,302                 9,120
                                                          ---------------      ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                   (26)                 (217)
Proceeds from sale of property and equipment                           -                   143
                                                          ---------------      ----------------
Net cash used in investing activities                                (26)                  (74)
                                                          ---------------      ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt                                         (253)                 (358)
Borrowings under revolving credit line                            22,080                23,625
Repayments under revolving credit line                           (25,043)              (32,250)
                                                          ---------------      ----------------
Net cash used in financing activities                             (3,216)               (8,983)
                                                          ---------------      ----------------

NET INCREASE IN CASH                                                  60                    63
CASH, AT BEGINNING OF PERIOD                                          66                    39
                                                          ---------------      ----------------

CASH, AT END OF PERIOD                                     $         126        $          102
                                                          ===============      ================

SUPPLEMENTAL DISCLOSURES

Income taxes paid                                          $           2        $           32
                                                          ===============      ================
Interest paid                                              $         319        $          671
                                                          ===============      ================

                 See accompanying notes to consolidated financial statements.

                        DONNKENNY, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the Rules of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules. The Company believes the disclosures made are adequate to make such financial statements not misleading. The results for the interim periods presented are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company's Report on Form 10-K for the year ended December 31, 2002. Balance sheet data as of December 31, 2002 have been derived from audited financial statements of the Company.

NOTE 2 - STOCK BASED COMPENSATION

         The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the Common Stock on the date of grant. The following table details the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Statement ("SFAS") No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, to stock-based employee compensation.

                                                March 31, 2003    March 31, 2002
                                                --------------    --------------
                                                        (in thousands)

Net income (loss), as reported                         $55         $(28,385)

Deduct: Total stock-based employee
   compensation expense determined
   under fair value based method                        31                49
                                                        --                --

Pro-forma net income (loss)                          $  24         $(28,434)
                                                     =====         =========

Earnings (loss) per share:
     Basic- as reported                             $ 0.01           $(6.50)
                                                    ======           =======
     Basic - pro-forma                              $ 0.01           $(6.51)
                                                    ======           =======
     Diluted - as reported                          $ 0.01           $(6.50)
                                                    ======           =======
     Diluted - pro-forma                            $ 0.01           $(6.51)
                                                    ======           =======

     The weighted-average Black-Scholes value of the options granted during first quarter 2002 which was used to calculate the pro-forma compensation expense was $0.84. The following weighted-average assumptions were used in the Black-Scholes option-pricing model for grants in 2002: dividend yield of 0%, volatility of 253%; risk-free interest rate of 2.40%; and an expected life of 5 years.

     Information regarding the Company's stock option plan is summarized below:

                                         March 31, 2003               March 31, 2002
                                     ------------------------   ----------------------------
                                                     Weighted-                  Weighted-
                                                      Average                    Average
                                                     Exercise                   Exercise
                                       Options         Price        Options       Price
                                       -------         -----        -------       -----
Outstanding at beginning of
the period                              367,427        $5.64        294,253       $8.75
Granted                                    -            -           131,250        0.84
Exercised                                  -            -             -            -
Cancelled                               (21,875)       $0.69        (21,650)      $1.18
                                        -------        -----        -------       -----
Outstanding at end of period            345,552        $5.95        403,853       $6.59
                                        =======        =====        =======       =====
Exercisable at end of period            229,552        $8.45        213,728      $10.82
                                        =======        =====        =======      ======
Available for grant at period end       129,623                      71,322
                                        =======                     =======


    The options outstanding at March 31, 2003 range in price as follows:

                                        OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
                      --------------------------------------------------------------------------------------------------
 Range of Exercise     Outstanding     Weighted-Average          Weighted-
                          as of      Remaining Contractual        Average        Exercisable as of   Weighted-Average
       Prices           03/31/2003            Life            Exercise Price        03/31/2003        Exercise Price
       ------           ----------            ----            --------------        ----------        --------------
     $0.00 - $7.23        261,250               7.6               $  1.57              145,250           $  2.03
     $7.23 -$14.45         42,776               4.1               $ 11.74               42,776           $ 11.74
    $14.45 -$28.90         30,000               3.0               $ 16.13               30,000           $ 16.13
    $28.90 -$43.35          1,750               2.1               $ 33.25                1,750           $ 33.25
    $43.35 -$65.03          3,751               1.1               $ 44.25                3,751           $ 44.25
    $65.03 -$72.25          6,025               2.4               $ 72.25                6,025           $ 72.25


NOTE 3 - INVENTORIES

Inventories consist of the following:

                              March 31,               December 31,
                                2003                      2002
                                ----                      ----
                                        (In thousands)

Raw materials              $    1,370                $       701
Work-in-process                   256                        143
Finished goods                 12,135                     16,411
Reserves                         (200)                    (1,306)
                           ----------                -----------
                           $   13,561                $    15,949
                           ==========                ===========

     Inventories at March 31, 2002 were $13.4 million consisting primarily of finished goods.

NOTE 4 - DEBT

     On June 29, 1999, the Company and its operating subsidiaries signed a three-year credit agreement (the "Credit Agreement") with CIT Group/Commercial Services. The Credit Agreement provides the Company with a $75 million facility comprised of a $72 million revolver with sub-limits up to $52 million for direct borrowings, $35 million for letters of credit, certain overadvances and a $3 million term loan which was paid in full as of June 30, 2002.

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

     On July 6, 2000, the Company entered into an Amendment to finance the acquisition of the Ann Travis business by the issuance of an additional $1.3 million term loan. A fee of $100,000 was paid for the Amendment. The new term loan bore interest at the prime rate plus 2.0% and was repayable over thirty-six months commencing January 1, 2001. On March 31, 2003, the Company paid the loan in full.

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

     Effective January 1, 2002, the Company established covenants and the level of allowable overadvances with the lender to support its 2002 business plan. This Amendment and Waiver Agreement also amended the interest rate on the revolving credit borrowings to the prime rate plus one and three-quarters percent and provided for an additional interest rate reduction effective July 1, 2002 if certain objectives were achieved. No fee was paid in connection with the Amendment and Waiver. The Company has achieved the objectives and received an additional rate reduction effective July 1, 2002. The interest rate on the revolving credit borrowings was prime plus one and one-half percent.

     Effective January 1, 2003, the Company established covenants and the level of allowable overadvances with the lender, through an Amendment to the Credit Agreement dated March 27, 2003, to support its 2003 business plan. The Amendment also amended the interest rate on the revolving credit borrowings to the prime rate plus one and one-quarter percent (5.5% at March 31, 2003). As of March 31, 2003, the Company was in compliance with all covenants. No fee was paid in connection with the Amendment.

     The Company also has a factoring agreement with CIT Group/Commercial Services. The factoring agreement provides for a factoring commission equal to ..35% of gross sales, plus certain customary charges. The agreement is in effect through December 31, 2004.

     At March 31, 2003 and 2002, the Company was contingently liable for outstanding letters of credit issued amounting to $7.5 million and $10.6 million, respectively.

NOTE 5 - GOODWILL AND INTANGIBLE ASSETS

     Intangible assets consisted of licenses with indefinite lives of $821,000 at March 31, 2003 and December 31, 2002.

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

     As a result of adopting SFAS No. 142 on January 1, 2002, the Company ceased the amortization of goodwill and other intangible assets with indefinite lives and determined that the value of its intangible assets had been impaired. The impairment charge of $28.7 million, recorded as a change in accounting principle, was calculated based upon a valuation of the Company's market capitalization on January 1, 2002, adjusted for an estimated premium that a willing buyer would assign to the market capitalization in the event of a sale of the Company. The premium was based on an average of such premiums paid in similar transactions in the industry. The impairment charge consisted of $25.4 million related to goodwill and $3.3 million related to the license. The Company did not record an income tax benefit related to this charge.

     The remaining value of intangible assets of $0.8 million is attributable to those intangible assets acquired related to the Pierre Cardin license from the Beldoch acquisition, and is classified as an intangible asset with an indefinite life in the Company's March 31, 2003 and December 31, 2002 Consolidated Balance Sheet.


NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS No. 145"). SFAS No. 145 rescinds the provisions of SFAS No. 4 that require companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS No. 145 related to classification of debt extinguishment is effective for fiscal years beginning after May 15, 2002. Earlier application was encouraged. Adoption of SFAS No. 145 on January 1, 2003 did not have a material impact on the Company's Consolidated Financial Statements.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This Statement also established that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted SFAS No. 146 on January 1, 2003. This Statement did not have an impact on the Company's Consolidated Financial Statements.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure amendments to Statement 123 contained in SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002. The Company has adopted the disclosure provisions of SFAS No. 148.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Company does not expect adoption of SFAS No. 149 to have an impact on the consolidated financial statements as the Company does not engage in derivative or hedging activity.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

a. On April 27, 1998, Wanda King, a former employee of the Company, commenced an action against the Company in the United States District Court for the Western District of Virginia. In her complaint, the Plaintiff sought damages in excess of $8.0 million claiming that she was constructively discharged by the Company. The Company interposed an Answer to the amended Complaint denying the material allegations asserted in the Complaint and brought a motion for summary judgment to dismiss the case. On October 22, 2001, the Magistrate Judge, after considering the Motion for Summary Judgment, recommended to the United States District Court that the case against the Company be dismissed in its entirety. The Plaintiff objected to the recommendation of the Magistrate Judge. By Order dated February 25, 2002, the United States District Judge granted the Company's motion for summary judgment and the case was dismissed. The Plaintiff appealed this dismissal to the United States Court of Appeals for the Fourth Circuit. On appeal, the United States Court of Appeals for the Fourth Circuit reversed the United States District Court's decision and remanded the case back to the District Court for further consideration.

b. The Company is also a party to legal proceedings arising in the ordinary course of its business. Management believes that the ultimate resolution of these proceedings will not, in the aggregate, have a material adverse effect on financial condition, results of operations, liquidity or business of the Company.

c. The Company has guaranteed minimum royalties which represent those minimum amounts due in connection with the Pierre Cardin and Harve Benard Licenses. The minimum guarantee for the Harve Benard license is contractual. The minimum guarantee for the Pierre Cardin license is calculated each year. As of January 1, 2003, the Company has estimated minimum guaranteed royalties to be approximately $0.8 million, reflecting the contractual amount for the Harve Benard License and the minimum calculated amounts pursuant to the Pierre Cardin license for fiscal 2003. There are no maximum guarantees.

NOTE 8 - SUBSEQUENT EVENTS


     On May 1, 2003, the Company entered into a licensing arrangement to manufacture and sell coats under the Bill Blass(R), Bill Blass Signature(R) and Blassport(R) labels and commenced its entry into the Ladies Coat Business. The Company intends to begin shipments with the fall 2003 season.

                        DONNKENNY, INC. AND SUBSIDIARIES
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



Comparison of Quarters Ended March 31, 2003 and 2002
----------------------------------------------------

     Net sales decreased by $5.4 million, or 22.1% from $24.4 million in the first quarter of 2002 to $19.0 million in the first quarter 2003. The decline was primarily due to the slow retail environment, uncertainty about the war with Iraq and low consumer confidence, which caused a drop in the Company's core businesses.

     Gross profit for the first quarter of 2003 was $5.7 million, or 30.0% of net sales, compared to $6.4 million, or 26.2% of net sales, during the first quarter of 2002. The increase in gross profit in dollars and as a percent of sales was primarily due to decreases in the levels and sales of non-current inventory and the continued effort to improve sourcing.

     Selling, general and administrative expenses for the first quarter 2003 was $5.3 million compared to $5.3 million in the first quarter of 2002. Selling, general and administrative expenses remained consistent despite certain increases in operating expenses offset by reductions in headcount and reductions in distribution, sales and product-related expenses.

     Net interest expense decreased from $0.7 million during the first quarter of 2002 to $0.3 million during the first quarter of 2003. The decrease was attributable to lower revolving credit borrowings under the credit agreement, a lower interest rate and interest received from an income tax refund.

     The Company recorded a provision for state and local income taxes of $0.04 million in first quarter 2002 compared to an income tax benefit of $0.01 million in 2003. In the first quarter 2003, an audit of prior years State income tax returns was completed. As a result, the Company received additional refunds of $0.06 million.

     In the first quarter of 2002, the Company recorded an impairment charge related to goodwill and intangible assets of $28.7 million as a change in accounting principle upon the adoption of SFAS No. 142.


New Licensing Arrangement
-------------------------

     On May 1, 2003, the Company entered into a licensing arrangement to manufacture and sell coats under the Bill Blass(R), Bill Blass Signature(R) and Blassport(R) labels and commenced its entry into the Ladies Coat Business. The Company intends to begin shipments with the fall 2003 season.


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

     On July 6, 2000, the Company entered into an Amendment to finance the acquisition of the Ann Travis business by the issuance of an additional $1.3 million term loan. A fee of $100,000 was paid for the Amendment. The new term loan bore interest at the prime rate plus 2.0% and was repayable over thirty-six months commencing January 1, 2001. On March 31, 2003, the Company paid the loan in full.

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

     Effective January 1, 2002, the Company established covenants and the level of allowable overadvances with the lender to support its 2002 business plan. This Amendment and Waiver Agreement also amended the interest rate on the revolving credit borrowings to the prime rate plus one and three-quarters percent and provide for an additional interest rate reduction effective July 1, 2002 if certain objectives were achieved. No fee was paid in connection with the Amendment and Waiver. The Company has achieved the objectives and received an additional rate reduction effective July 1, 2002. The interest rate on the revolving credit borrowings was prime plus one and one-half percent.

     Effective January 1, 2003, the Company established covenants and the level of allowable overadvances with the lender, through an Amendment to the Credit Agreement dated March 27, 2003, to support its 2003 business plan. The Amendment also amended the interest rate on the revolving credit borrowings to the prime rate plus one and one-quarter percent (5.5% at March 31, 2003). As of March 31, 2003, the Company was in compliance with all covenants. No fee was paid in connection with the Amendment.

     The Company also has a factoring agreement with CIT Group/Commercial Services. The factoring agreement provides for a factoring commission equal to ..35% of gross sales, plus certain customary charges. The agreement is in effect through December 31, 2004.

     During the first quarter of 2003, cash provided by operating activities was $3.3 million, principally as the result of decreases in accounts receivable and inventory partially offset by decreases in accounts payable and accrued expenses and other current liabilities. On a comparable basis, net inventories at March 31, 2003 were $0.2 million more than March 31, 2002. During the first quarter of 2002, cash provided by operating activities was $9.1 million, principally as a result of decreases in inventory and accounts receivable partially offset by decreases in accounts payable and accrued expenses and other current liabilities.

     Cash used in investing activities during the first quarter of 2003 included $0.03 million for the purchase of fixed assets, principally computer equipment and related software. Cash used in investing activities during the first quarter of 2002 included $0.2 million for the purchase of fixed assets, principally computer equipment and related software, partially offset by $0.1 million from the sale of fixed assets.

     Cash used in financing activities during the first quarter of 2003 was $3.2 million, which represents net repayments under the revolver of $2.9 million and repayments of $0.3 million of the term loan. Cash used in financing activities during the first quarter of 2002 was $9.0 million, which represents net borrowings under the revolver of $8.6 million and repayments of $0.4 million of the term loan.

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


Recent Accounting Pronouncements
--------------------------------

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS No. 145"). SFAS No. 145 rescinds the provisions of SFAS No. 4 that require companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS No. 145 related to classification of debt extinguishment is effective for fiscal years beginning after May 15, 2002. Earlier application was encouraged. Adoption of SFAS No. 145 on January 1, 2003 did not have an impact, on the Company's Consolidated Financial Statements.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This Statement also established that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted SFAS No. 146 on January 1, 2003. This Statement did not have an impact on the Company's Consolidated Financial Statements.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure amendments to Statement 123 contained in SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002. The Company has adopted the disclosure provision of SFAS No. 148.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Company does not expect adoption of SFAS No. 149 to have an impact on the consolidated financial statements as the Company does not engage in derivate or hedging activity.

Critical Accounting Policies and Estimates
------------------------------------------

     The Company's significant accounting policies are more fully described in
Note 1 to the Consolidated Financial Statements (not presented herein). Certain of the Company's accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, observation of trends in the industry, information provided by customers and information available from other outside sources, as appropriate. Critical accounting policies include:

     Revenue Recognition - The Company recognizes sales upon shipment of
     -------------------
products to customers as title and risk of loss passes upon shipment. Provisions for estimated uncollectible accounts, discounts and returns and allowances are provided when sales are recorded based upon historical experience and current trends. While such amounts have been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same rates as in the past.

     Accounts Receivable - Accounts Receivable as shown on the Consolidated
     -------------------
Balance Sheets, is net of allowances and anticipated discounts. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements, assessments of collectibility based on historic trends and an evaluation of the impact of economic conditions. This amount is not significant since the Company has a factoring agreement. An allowance for discounts is based on those discounts relating to open invoices where trade discounts have been extended to customers. Costs associated with potential returns of products as well as allowable customer markdowns and operational charge backs, net of expected recoveries, are included as a reduction to net sales and are part of the provision for allowances included in Accounts Receivable. These provisions result from seasonal negotiations as well as historic deduction trends, net expected recoveries and the evaluation of current market conditions. The Company's historical estimates of these costs have not differed materially from actual results.

     Inventories - Inventory is stated at the lower of cost or market, cost
     -----------
being determined on the first-in, first-out method. Reserves for slow moving and aged merchandise are provided based on historical experience and current product demand. Inventory reserves for slow moving and aged merchandise were $0.2 million and $0.8 million at March 31, 2003 and 2002, respectively. Inventory reserves decreased due to the levels and composition of inventory on hand at March 31, 2003. Additionally, during the first quarter of 2003, the Company directly wrote down the value of certain merchandise, which reduced the cost of finished goods and reduced corresponding inventory reserves. The Company evaluates the adequacy of the reserves quarterly. While markdowns have been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same level of markdowns as in the past.

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

     Income Taxes - The Company provides for income taxes only to the extent
     ------------
that it expects to pay taxes (primarily state franchise and local taxes). The Company's cumulative net operating loss (NOL) carryforward of $18.3 million for federal income taxes and $29.4 million for state income taxes, have resulted in estimated tax benefits of $7.6 million as of December 31, 2002 being recorded as a deferred tax asset. The Company has recorded a valuation allowance against the entire net deferred tax asset balance due to the size of the NOL carryforward and the Company's history of unprofitable operations. However, should the Company conclude that future profitability is reasonably assured, the value of the deferred tax asset would be increased by eliminating some or all of the valuation allowance. Subsequent revisions to the estimated value of the deferred tax asset could cause the Company's provision for income taxes to vary from period to period; payments would remain unaffected until the benefit of the NOL is utilized.

     Forward Looking Statements - This Form 10-Q (including but not limited to
     --------------------------
the sections hereof entitled "Business" and "Management's Discussion and Analysis") contains or incorporates by reference forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Where any such forward-looking statement includes a statement of the assumptions or bases underlying such forward-looking statement, the Company cautions that assumed facts or bases almost always vary from the actual results, and the differences between assumed facts or bases and actual results can be material, depending on the circumstances. Where, in any forward-looking statement, the Company or its management expresses an expectation or belief as to future results, there can be no assurance that the statement of the expectation or belief will result, or be achieved or accomplished. The words "believe", "expect", "estimate", "project", "seek", "anticipate" and similar expressions may identify forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
------------------------------------------------------------------

     Interest Rate Risk - The Company is subject to market risk from exposure to
     ------------------
changes in interest rates based primarily on its financing activities. The market risk inherent in the financial instruments represents the potential loss in earnings or cash flows arising from adverse changes in interest rates. These debt obligations with interest rates tied to the prime rate are described in "Liquidity and Capital Resources", as well as Note 4 of the Notes to the Consolidated Financial Statements. The Company manages these exposures through regular operating and financing activities. The Company has not entered into any derivative financial instruments for hedging or other purposes. The following quantitative disclosures are based on the prevailing prime rate. These quantitative disclosures do not represent the maximum possible loss or any expected loss that may occur, since actual results may differ from these estimates.

     At March 31, 2003 and 2002, the carrying amounts of the Company's revolving credit borrowings and term loans approximated fair value. Effective January 1, 2003, the Company's revolving credit borrowings under its Credit Agreement bear interest at the prime rate plus one and one-quarter percent (5.5% at March 31, 2003). As of March 31, 2003, a hypothetical immediate 10% adverse change in prime interest rates (from 4.25% to 4.68%) relating to the Company's revolving credit borrowings would have a $0.1 million unfavorable impact on the Company's earnings and cash flows over a one-year period.

Item 4. Controls and Procedures
-------------------------------

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

                           PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings
        -----------------

     On April 27, 1998, Wanda King, a former employee of the Company, commenced an action against the Company in the United States District Court for the Western District of Virginia. In her complaint, the Plaintiff sought damages in excess of $8.0 million claiming that she was constructively discharged by the Company. The Company interposed an Answer to the amended Complaint denying the material allegations asserted in the Complaint and brought a motion for summary judgment to dismiss the case. On October 22, 2001, the Magistrate Judge, after considering the Motion for Summary Judgment, recommended to the United States District Court that the case against the Company be dismissed in its entirety. The Plaintiff objected to the recommendation of the Magistrate Judge. By Order dated February 25, 2002, the United States District Judge granted the Company's motion for summary judgment and the case was dismissed. The Plaintiff appealed this dismissal to the United States Court of Appeals for the Fourth Circuit. On appeal, the Fourth Circuit reversed the District Court's decision and remanded the case back to the District Court for further consideration.

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

ITEM 3. Not Applicable
        --------------

ITEM 4. Not Applicable
        --------------

ITEM 5. Not Applicable
        --------------

ITEM 6. Exhibits and Reports on Form 8-K
        --------------------------------

(a)     Exhibits
        --------

        Exhibit No.  Description of Exhibit
        -----------  ----------------------

            99.5 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            99.6 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)     Reports on Form 8-K
        -------------------
        None

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 Donnkenny, Inc.
                                                 Registrant




Date:    May 14, 2003                /s/    Daniel H. Levy
                                      --------------------------------------
                                      Daniel H. Levy
                                      Chairman of the Board,
                                      Chief Executive Officer


Date:    May 14, 2003                /s/    Maureen d. Schimmenti
                                      -------------------------------------
                                      Maureen d. Schimmenti
                                      Vice President
                                      and Chief Financial Officer,
                                      (Principal Financial Officer)

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




Date:    May 14, 2003                         /s/    Daniel H. Levy
                                               --------------------------------
                                               Daniel H. Levy
                                               Chairman of the Board,
                                               Chief Executive Officer

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



Date:    May 14, 2003                           /s/    Maureen d. Schimmenti
                                                ----------------------------
                                                Maureen d. Schimmenti
                                                Vice President
                                                and Chief Financial Officer,
                                                (Principal Financial Officer)