Form 10-Q
period 2003-06-30
DONNKENNY INC
filed 2003-08-13
CIK 29693

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

                                  OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to __________

                         Commission file number 0-21940

                                 Donnkenny, Inc.
                                 ---------------
             (Exact name of registrant as specified in its charter)


               Delaware                     51-0228891
               --------                     ----------
       (State or jurisdiction of         (I.R.S. Employer
     incorporation or organization)      Identification No.)


                     1411 Broadway, New York, NY          10018
                -------------------------------------------------
               (Address of principal executive offices) (Zip Code)


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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes ___ No X . -------

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


         Common Stock $0.01 par value                 4,367,417
         ----------------------------        ------------------------------
                 (Class)                    (Outstanding at August 11, 2003)



                         DONNKENNY, INC AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (FORM 10-Q)

PART I - FINANCIAL INFORMATION                                                                        Page
                                                                                                     ----
Item 1.    Consolidated financial statements:

              Independent Accountants' Report............................................................1

              Balance sheets as of June 30, 2003 (unaudited) and December 31, 2002.......................2

              Statements of operations for the three and six months ended
              June 30, 2003 and 2002 (unaudited).........................................................3

              Statements of cash flows for the six months ended
              June 30, 2003 and 2002 (unaudited).........................................................4

              Notes to Consolidated Financial Statements (unaudited)..................................5-10

Item 2.    Management's Discussion and Analysis of Financial Condition and Results
           of Operations.............................................................................11-16

Item 3.    Quantitative and Qualitative Disclosures about Market Risk...................................17

Item 4.    Controls and Procedures......................................................................17

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings............................................................................18

Item 6     Exhibits and Reports on Form 8-K..........................................................18-19

              Signatures................................................................................20

              Certifications.........................................................................21-24

                         INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of Donnkenny, Inc.:

We have reviewed the accompanying consolidated balance sheet of Donnkenny, Inc. and subsidiaries as of June 30, 2003, the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2003 and 2002 and cash flows for the six-month periods ended June 30, 2003 and 2002. These interim financial statements are the responsibility of the Company's management.

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

Based on our reviews, we are not aware of any material modifications that should be made to such consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Donnkenny, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 17, 2003 (March 27, 2003 as to Note 6) we expressed an unqualified opinion on those consolidated financial statements which included an explanatory paragraph concerning the change in the Company's method of accounting for goodwill and other intangible assets, to conform to Statement of Financial Accounting Standards No. 142. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP
New York, New York
August 11, 2003

                        DONNKENNY, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                      (in thousands, except per share data)

                                                                         June 30,                     December 31,
                                                                           2003                          2002
                                                                     -----------------               ------------
                                                                       (Unaudited)
CURRENT ASSETS
     Cash..................................................             $       48                   $         66
     Accounts receivable - net of allowances for bad debts
      of $119 and $116, in 2003 and 2002 respectively......                 11,860                         20,634
     Recoverable income taxes..............................                     62                            203
     Inventories, net......................................                 16,655                         15,949
     Prepaid expenses and other current assets.............                    951                            615
     Assets held for sale..................................                    358                            402
                                                                        -----------                  ------------
     Total current assets..................................                 29,934                         37,869
PROPERTY, PLANT AND EQUIPMENT, NET.........................                  3,892                          4,515
OTHER ASSETS...............................................                    189                            234
INTANGIBLE ASSETS..........................................                  1,325                            821
                                                                        -----------                  ------------

TOTAL......................................................            $    35,340                   $     43,439
                                                                        ===========                  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
       Current portion of long-term debt...................            $         -                   $        253
       Accounts payable....................................                  6,481                         10,101
       Accrued expenses and other current liabilities......                  1,904                          2,209
                                                                        -----------                  ------------
          Total current liabilities........................                  8,385                         12,563
                                                                        -----------                  ------------
LONG-TERM DEBT.............................................                 21,310                         23,730

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred stock $.01 par value; authorized 500
      shares, issued none..................................
    Common stock, $.01 par value; authorized 10,000
      shares, issued and outstanding 4,367 shares
     in 2003 and 2002......................................                     44                             44
    Additional paid-in capital.............................                 50,449                         50,449
    Deficit................................................                (44,848)                       (43,347)
                                                                        -----------                  ------------
   Total Stockholders' Equity..............................                  5,645                          7,146
                                                                        -----------                  ------------

TOTAL......................................................             $   35,340                      $  43,439
                                                                        ===========                  ============


            See accompanying notes to consolidated financial statements.


                        DONNKENNY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                 (in thousands, except share and per share data)
                                   (unaudited)

                                                                   Three Months Ended                  Six Months Ended
                                                            ----------------------------------  --------------------------------
                                                             June 30, 2003      June 30, 2002    June 30, 2003     June 30, 2002
                                                            -------------      -------------    --------------     -------------
NET SALES..................................................  $   17,846            $ 22,358       $    36,799        $   46,796
COST OF SALES..............................................      13,948              17,170            27,196            35,191
                                                             ----------         -----------       -----------        ----------
     Gross profit..........................................       3,898               5,188             9,603            11,605

OPERATING EXPENSES:
    Selling, general and administrative expenses...........      5,115                5,067            10,461            10,412
                                                             ----------         -----------       -----------        ----------
        Operating income (loss)............................     (1,217)                 121              (858)            1,193

INTEREST EXPENSE...........................................        294                  423               612             1,091
                                                             ----------         -----------       -----------        ----------
(Loss) income before income taxes and cumulative
  effect of change in accounting principle.................     (1,511)                (302)           (1,470)              102

INCOME TAXES...............................................          45                  45                31                90
                                                              ---------         -----------       -----------        ----------
(Loss) income before cumulative effect
 of change in accounting princple..........................     (1,556)                (347)           (1,501)               12
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
 PRINCIPLE (no tax benefit recognized).....................          -                    -                 -            28,744
                                                              --------          -----------       -----------        ----------

      NET LOSS.............................................  $  (1,556)        $       (347)      $    (1,501)       $  (28,732)
                                                             =========          ===========       ===========        ==========


Basic loss per common share:
(Loss) before accounting change............................  $   (0.36)        $      (0.08)      $     (0.34)         $      -
Cumulative effect of accounting change.....................          -                    -                 -             (6.58)
                                                              --------          -----------       -----------         ---------
Net loss...................................................  $   (0.36)        $      (0.08)      $     (0.34)         $  (6.58)
                                                             =========          ===========       ===========         =========

Diluted loss per common share:
(Loss) accounting change...................................  $   (0.36)        $      (0.08)      $     (0.34)         $      -
Cumulative effect of accounting change.....................          -                    -                 -             (6.58)
                                                              --------          -----------       -----------         ---------

Net loss...................................................  $   (0.36)        $      (0.08)      $     (0.34)         $  (6.58)
                                                             =========          ===========       ===========         =========

Shares used in the calculation of loss per share:
Basic......................................................  4,367,417            4,367,417         4,367,417         4,367,417
                                                             =========          ===========       ===========         =========
Diluted....................................................  4,367,417            4,367,417         4,367,417         4,367,417
                                                             =========          ===========       ===========         =========

                              See accompanying notes to consolidated financial statements.



                        DONNKENNY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                                        Six Months Ended
                                                                       ----------------------------------------------------
                                                                             June 30,                          June 30,
                                                                               2003                              2002
                                                                       -------------------               ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss...................................................             $     (1,501)                $        (28,732)
Adjustments to reconcile net loss to net cash
 provided by operating activities:

Depreciation and amortization of fixed assets..............                      764                              750
Disposal of fixed assets...................................                        -                                2
Amortization of finite-lived intangibles...................                        8                                -
Cumulative effect of change in accounting principle .......                        -                           28,744
Provision for losses on accounts receivable................                        3                               10
Changes in assets and liabilities:
Decrease in accounts receivable............................                    8,771                            9,241
Decrease in recoverable income taxes.......................                      141                                2
Increase in inventories....................................                     (706)                            (745)
(Increase) decrease in prepaid expenses and
other current assets.......................................                     (336)                             785
Decrease in other non-current assets.......................                       45                               35
(Decrease) increase in accounts payable....................                   (3,620)                           2,848
Decrease in accrued expenses and
other current liabilities..................................                     (305)                          (1,722)
                                                                       -------------------               ------------------
Net cash provided by operating activities..................                    3,264                           11,218
                                                                       -------------------               ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment..................                      (97)                            (339)
Proceeds from sale of property, plant and equipment........                        -                              143
License acquisition cost...................................                     (512)                               -
                                                                       -------------------               ------------------
Net cash used in investing activities......................                      (609)                            (196)
                                                                       -------------------               ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt................................                      (253)                            (717)
Borrowings under revolving credit line.....................                    43,512                           46,638
Repayments under revolving credit line.....................                   (45,932)                         (56,950)
                                                                       -------------------               ------------------
Net cash used in financing activities......................                    (2,673)                         (11,029)
                                                                       -------------------               ------------------

NET DECREASE IN CASH.......................................                       (18)                              (7)
CASH, AT BEGINNING OF PERIOD...............................                        66                               39
                                                                       -------------------               ------------------

CASH, AT END OF PERIOD.....................................             $          48                     $         32
                                                                       ===================               ==================

SUPPLEMENTAL DISCLOSURES

Income taxes paid..........................................            $           15                    $          36
                                                                       ===================               ==================
Interest paid..............................................            $          614                    $       1,096
                                                                       ===================               ==================

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

                                                                       Three Months Ended             Six Months Ended
                                                                      June 30,       June 30,       June 30,      June 30,
                                                                       2003            2002           2003           2002
                                                                      -------        --------       --------      --------
                                                                              (in thousands, except per share data)
Net loss, as reported                                                $(1,556)          $(347)        $(1,501)       $(28,732)

Deduct: Total stock-based employee
   Compensation expense determined
   under fair value based method                                          13              49              44              98
                                                                          --              --              --              --

Pro-forma net loss                                                   $(1,569)         $ (396)        $(1,545)       $(28,830)
                                                                     ========          ======        ========       =========

Loss per share:
     Basic- as reported                                              $ (0.36)         $(0.08)        $ (0.34)       $  (6.58)
                                                                      =======         =======        ========         =======
     Basic - pro-forma                                               $ (0.36)         $(0.09)        $ (0.35)       $  (6.60)
                                                                      =======         =======         =======         =======
     Diluted - as reported                                           $ (0.36)         $(0.08)        $ (0.34)       $  (6.58)
                                                                      =======         =======         =======         =======
     Diluted - pro-forma                                             $ (0.36)         $(0.09)        $ (0.35)       $  (6.60)
                                                                      =======         =======         =======         =======

The effect of outstanding stock option awards is antidilutive and, accordingly, 22,942 and 39,274 stock options have been excluded from the calculation of diluted loss per share for the three and six months periods ended June 30, 2003, respectively.

    The weighted-average Black-Scholes value of the options granted during second quarter 2002 which was used to calculate the pro-forma compensation expense was $0.90. The following weighted-average assumptions were used in the Black-Scholes option-pricing model for grants in 2002: dividend yield of 0%, volatility of 253%; risk-free interest rate of 2.40%; and an expected life of 5 years.

     Information regarding the Company's stock option plan is summarized below:


                                                    June 30, 2003          June 30, 2002
                                              --------------------     -----------------------
                                                          Weighted-                 Weighted-
                                                          Average                   Average
                                                          Exercise                  Exercise
                                               Options    Price       Options       Price

Outstanding at beginning of the period...      345,552     $5.95      403,853      $ 6.59
Granted..................................            -         -        5,000        0.90
Exercised................................            -         -            -           -
Cancelled................................     (111,000)    $3.83       (8,925)     $ 9.60
                                              ---------  -------       -------     ------

Outstanding at end of period..                 234,552     $6.95        399,928    $ 6.45
                                               =======     =====        =======    ======
Exercisable at end of period ..                205,552     $7.82        226,303    $10.54
                                               =======     =====        =======    ======
Available for grant at period end........      240,623                   75,247


    The options outstanding at June 30, 2003 range in exercise price as follows:


                                        OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
                      --------------------------------------------------------------------------------------------------
                        Outstanding     Weighted-Average
   Range of Exercise       as of      Remaining Contractual   Weighted-Average      Exercisable as    Weighted-Average
       Prices           06/30/2003            Life            Exercise Price        of 06/30/2003     Exercise Price
       ------           ----------            ----            --------------        ----------        --------------
    $0.00 - $ 7.23        163,750               5.7               $  1.77                134,750           $  1.97
    $ 7.24 -$14.45         42,776               0.7               $ 11.74                 42,776           $ 11.74
    $14.46 -$28.90         18,125               2.9               $ 16.37                 18,125           $ 16.37
    $28.91 -$43.35          1,750               1.8               $ 33.25                  1,750           $ 33.25
    $43.36 -$65.03          3,751               0.8               $ 44.25                  3,751           $ 44.25
    $65.04 -$72.25          4,400               1.4               $ 72.25                  4,400           $ 72.25



NOTE 3 - INVENTORIES

Inventories consist of the following:

                                                                 June 30,                   December 31,
                                                                 2003                       2002
                                                                 ----                       ----
                                                                          (In thousands)

Raw materials     . . . . . . . . . . . . . . . . .            $    2,491                $    701
Work-in-process  . . . . . . . . . . . . . . . . .                    961                     143
Finished goods    . . . . . . . . . . . . . . . .                  13,464                  16,411
Reserves...................................                          (261)                 (1,306)
                                                              -----------                 -------
                                                              $    16,655                $ 15,949
                                                              ===========                  ======

         Inventories at June 30, 2002 were $18.5 million consisting primarily of finished goods.

NOTE 4 - DEBT

     On June 29, 1999, the Company and its operating subsidiaries signed a three-year credit agreement (the "Credit Agreement") with CIT Group/Commercial Services. The Credit Agreement provided the Company with a $75 million facility comprised of a $72 million revolver with sub-limits up to $52 million for direct borrowings, $35 million for letters of credit, certain overadvances and a $3 million term loan which was paid in full as of June 30, 2002.

     The Credit Agreement provides for advances of (i) up to 90% of eligible accounts receivable plus (ii) up to 60% of eligible inventory plus (iii) up to 60% of the undrawn amount of all outstanding letters of credit plus (iv) allowable overadvances.

     Collateral for the Credit Agreement includes a first priority lien on all assets of the Company including, accounts receivable, machinery, equipment, trademarks, intangibles and inventory, a first mortgage on all real property and a pledge of the Company's stock interest in the Company's operating subsidiaries, Donnkenny Apparel, Inc. and Beldoch Industries Corporation.

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

     Effective January 1, 2003, the Company established covenants and the level of allowable overadvances with the lender, through an Amendment to the Credit Agreement dated March 27, 2003, to support its 2003 business plan. The Amendment also amended the interest rate on the revolving credit borrowings to the prime rate plus one and one-quarter percent (5.25% at June 30, 2003). No fee was paid in connection with this Amendment. As of June 30, 2003, the Company was not in compliance with the Tangible Net Worth Covenant due to the intangible assets acquired in connection with the Bill Blass licenses which were not contemplated in the 2003 business plan (See Note 5). The Lender has waived this covenant. No fee was paid in connection with this Waiver.

     The Company also has a factoring agreement with CIT Group/Commercial Services. The factoring agreement provides for a factoring commission equal to ..35% of gross sales, plus certain customary charges.

     Effective June 30, 2003, the Company through an Amendment and Waiver Agreement dated August 11, 2003 extended the Final Maturity Date of the Credit Agreement to June 30, 2007. This Amendment provides the Company with a $65 million facility, and amends the anniversary date of the factoring agreement to June 30, 2004 with annual renewals thereafter. Fees payable in connection with this Amendment are $243,750. All other terms and conditions of the Revolving Credit Agreement remain unchanged.

     At June 30, 2003 and 2002, the Company was contingently liable for outstanding letters of credit issued amounting to $9.6 million and $17.4 million, respectively.

NOTE 5 - GOODWILL AND INTANGIBLE ASSETS

     Intangible assets consisted of licenses of $0.8 million with indefinite lives and $0.5 million with definite lives at June 30, 2003. At December 31, 2002 intangible assets consisted of $0.8 million of licenses with indefinite lives.

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

     As a result of adopting SFAS No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002, the Company ceased the amortization of goodwill and other intangible assets with indefinite lives and determined that the value of its intangible assets had been impaired. The impairment charge of $28.7 million, recorded as a change in accounting principle, was calculated based upon a valuation of the Company's market capitalization on January 1, 2002, adjusted for an estimated premium that a willing buyer would assign to the market capitalization in the event of a sale of the Company. The premium was based on an average of such premiums paid in similar transactions in the industry. The impairment charge consisted of $25.4 million related to goodwill and $3.3 million related to the license. The Company did not record an income tax benefit related to this charge.

     The $0.8 million of intangibles is attributable to those intangible assets acquired related to the Pierre Cardin license from the Beldoch acquisition, and is classified as an intangible asset with an indefinite life in the Company's June 30, 2003 and December 31, 2002 Consolidated Balance Sheets.

     On May 1, 2003, the Company entered into a licensing arrangement to manufacture and sell coats under the Bill Blass(R), Bill Blass Signature(R) and Blassport(R) labels. The Company recorded an intangible asset of approximately $0.5 million for the costs incurred in connection with the acquisition of the licenses. The intangible asset will be amortized over the expected life of the license until December 31, 2009.

     The minimum licensing commitments under the Company's licensing arrangements are disclosed in Note 7.


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

     In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). The adoption of SFAS 150 will not have an impact on the Company's reported consolidated financial position, results of operations or cash flows.

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

c. The Company has guaranteed minimum royalties which represent those minimum amounts due in connection with the Licenses the Company has to manufacture under the various labels. The minimum guarantees are contractual. The Company has estimated minimum guaranteed royalties for these Licenses to be approximately $0.9 million. There are no maximum guarantees.

d. On June 16, 2003, the Company entered into a licensing arrangement to manufacture knits, sweaters, and woven tops under the Z. Cavaricci label. The Company intends to begin shipments with the Spring 2004 season. The guaranteed minimum royalties for this license are reflected in the amount disclosed in Note 7c.

e. The Company has agreed to purchase $2.7 million of raw materials in connection with the manufacturing of coats under the Bill Blass licenses. It is estimated that 60% of this amount will be purchased in 2003 and the balance in 2004.

                        DONNKENNY, INC. AND SUBSIDIARIES
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



Comparison of Six Months Ended June 30, 2003 and 2002
-----------------------------------------------------

     Net sales decreased by $10.0 million, or 21.4% from $46.8 million in the first half of 2002 to $36.8 million in the first half of 2003. The decline was primarily due to the continuing slow retail environment, uncertainty about the war with Iraq and low consumer confidence, which caused a drop in the Company's core businesses.

     Gross profit for the first half of 2003 was $9.6 million, or 26.1% of net sales, compared to $11.6 million, or 24.8% of net sales, during the first half of 2002. The decrease in gross profit in dollars was due to the drop in sales. The increase in the gross margin as a percent of sales was primarily due to decreases in the levels and sales of non-current inventory and the continued effort to improve sourcing.

     Selling, general and administrative expenses for the first half of 2003 was $10.5 million compared to $10.4 million in the first half of 2002. Selling, general and administrative expenses remained consistent despite certain increases in operating expenses offset by reductions in headcount and reductions in distribution, sales and product-related expenses.

     Net interest expense decreased from $1.1 million during the first half of 2002 to $0.6 million during the first half of 2003. The decrease was attributable to lower revolving credit borrowings under the credit agreement, a lower interest rate and interest received from an income tax refund.

     The Company recorded a provision for state and local income taxes of $0.09 million in the first half of 2002 compared to $0.03 million in 2003. In the first half of 2003, an audit of prior years State income tax returns was completed. As a result, the Company received additional refunds of $0.06 million.

     In the first half of 2002, the Company recorded an impairment charge related to goodwill and intangible assets of $28.7 million as a change in accounting principle upon the adoption of SFAS No. 142.

Comparison of Quarters Ended June 30, 2003 and 2002
---------------------------------------------------

     Net sales decreased by $4.5 million, or 20.2% from $22.4 million in the second quarter of 2002 to $17.8 million in the second quarter 2003. The decline was primarily due to the slow retail environment, competitive price reductions, and low consumer confidence which caused a drop in the Company's core businesses.

     Gross profit for the second quarter of 2003 was $3.9 million, or 21.8% of net sales, compared to $5.2 million, or 23.2% of net sales, during the second quarter of 2002. The decrease in gross profit in dollars was due to the drop in sales as a result of the slow retail environment. The decrease in the gross margin as a percent of sales was primarily due to sales of non-current inventory, and competitive price reductions.

     Selling, general and administrative expenses for the second quarter 2003 was $5.1 million compared to $5.1 million in the second quarter of 2002. Selling, general and administrative expenses remained consistent despite certain increases in operating expenses, notably, expenses incurred in 2003 for the coat division, offset by reductions in headcount and reductions in distribution, sales and product-related expenses.

     Net interest expense decreased from $0.4 million during the second quarter of 2002 to $0.3 million during the second quarter of 2003. The decrease was attributable to lower revolving credit borrowings under the credit agreement and a lower interest rate.

     The Company recorded a provision for state and local income taxes of $0.05 million in second quarter 2002 and 2003.


New Licensing Agreement
-----------------------

     On May 1, 2003, the Company entered into a licensing arrangement to manufacture and sell coats under the Bill Blass (R), Bill Blass Signature (R) and Blassport (R) labels. The Company intends to begin shipments with the Fall 2003 season.

     On June 16, 2003, the Company entered into a licensing arrangement to manufacture knits, sweaters, and woven tops under the Z. Cavaricci label. The Company intends to begin shipments with the Spring 2004 season.

Liquidity and Capital Resources
-------------------------------

     The Company's liquidity requirements arise from the funding of working capital needs, primarily inventory and accounts receivable, and interest and principal payments related to certain indebtedness and capital expenditures. The Company's borrowing requirements for working capital fluctuate throughout the year.

     On June 29, 1999, the Company and its operating subsidiaries signed a three-year credit agreement (the "Credit Agreement") with CIT Group/Commercial Services. The Credit Agreement provided the Company with a $75 million facility comprised of a $72 million revolver with sub limits up to $52 million for direct borrowings, $35 million for letters of credit, certain overadvances and a $3 million term loan which was paid in full as of June 30, 2002.

     The Credit Agreement provides for advances of (i) up to 90% of eligible accounts receivable plus (ii) up to 60% of eligible inventory plus (iii) up to 60% of the undrawn amount of all outstanding letters of credit plus (iv) allowable overadvances.

     Collateral for the Credit Agreement includes a first priority lien on all assets of the Company including, accounts receivable, machinery, equipment, trademarks, intangibles and inventory, a first mortgage on all real property and a pledge of the Company's stock interest in the Company's operating subsidiaries, Donnkenny Apparel, Inc. and Beldoch Industries Corporation.

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

     Effective January 1, 2003, the Company established covenants and the level of allowable overadvances with the lender, through an Amendment to the Credit Agreement dated March 27, 2003, to support its 2003 business plan. The Amendment also amended the interest rate on the revolving credit borrowings to the prime rate plus one and one-quarter percent (5.25% at June 30, 2003). No fee was paid in connection with this Amendment. As of June 30, 2003, the Company was not in compliance with the Tangible Net Worth Covenant due to the intangible assets acquired in connection with the Bill Blass licenses which were not contemplated in the 2003 business plan (See Note 5). The Lender has waived this covenant. No fee was paid in connection with this Waiver.

     The Company also has a factoring agreement with CIT Group/Commercial Services. The factoring agreement provides for a factoring commission equal to ..35% of gross sales, plus certain customary charges.

     Effective June 30, 2003, the Company through an Amendment and Waiver Agreement dated August 11, 2003 extended the Final Maturity Date of the Credit Agreement to June 30, 2007. This Amendment provides the Company with a $65 million facility, and amends the anniversary date of the factoring agreement to June 30, 2004 with annual renewals thereafter. Fees payable in connection with this Amendment are $243,750. All other terms and conditions of the Revolving credit Agreement remain unchanged.

     During the first half of 2003, cash provided by operating activities was $3.3 million, principally as the result of decreases in accounts receivable partially offset by increases in inventory and prepaid expenses and other current assets and by decreases in accounts payable and accrued expenses and other current liabilities. On a comparable basis, net inventories at June 30, 2003 were $1.9 million less than June 30, 2002. During the first half of 2002, cash provided by operating activities was $11.2 million, principally as the result of decreases in accounts receivable and prepaid expenses and increases in accounts payable partially offset by increases in inventories and decreases in accrued expenses.

     Cash used in investing activities during the first half of 2003 was $0.6 million, mainly for the purchase of fixed assets, principally computer equipment and related software and costs associated with the acquisition of a license. Cash used in investing activities during the first half of 2002 included $0.3 million for the purchase of fixed assets, principally computer equipment and related software, partially offset by $0.1 million from the sale of fixed assets.

     Cash used in financing activities during the first half of 2003 was $2.7 million, which represents net repayments under the revolver of $2.4 million and repayments of $0.3 million on the term loan. Cash used in financing activities during the first half of 2002 was $11.0 million, which represents net repayments under the revolver of $10.3 million and repayments of $0.7 million on the term loan.

     The Company believes that cash flows from operations and amounts available under the Credit Agreement, as amended, will be sufficient for its needs for the foreseeable future.



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


Recent Accounting Pronouncements
---------------------------------

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

     In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). The adoption of SFAS 150 will not have an impact on the Company's reported consolidated financial position, results of operations or cash flows.


Critical Accounting Policies and Estimates
------------------------------------------

     The Company's significant accounting policies are more fully described in
Note 1 to the Annual Consolidated Financial Statements filed on Form 10-K (not presented herein). Certain of the Company's accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, observation of trends in the industry, information provided by customers and information available from other outside sources, as appropriate. Critical accounting policies include:

     Revenue Recognition - The Company recognizes sales upon shipment of products to customers as title and risk of loss pass upon shipment. Provisions for estimated uncollectible accounts, discounts and returns and allowances are provided when sales are recorded based upon historical experience and current trends. While such amounts have been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same rates as in the past.

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

     Inventories - Inventory is stated at the lower of cost or market, cost being determined on the first-in, first-out method. Reserves for slow moving and aged merchandise are provided based on historical experience and current product demand. Inventory reserves for slow moving and aged merchandise were $0.3 million and $1.3 million at June 30, 2003 and December 31, 2002, respectively. Inventory reserves decreased due to the levels and composition of inventory on hand at June 30, 2003. Additionally, during the first half of 2003, the Company directly wrote down the value of certain merchandise, which reduced the cost of finished goods and reduced corresponding inventory reserves. The Company evaluates the adequacy of the reserves quarterly. While markdowns have been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same level of markdowns as in the past.

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

     Income Taxes - The Company provides for income taxes only to the extent that it expects to pay taxes (primarily state franchise and local taxes). As of December 31, 2002, the Company's cumulative net operating loss (NOL) carryforward of $18.3 million for federal income taxes and $29.4 million for state income taxes, resulted in estimated tax benefits of $7.6 million. However, the Company has recorded a valuation allowance against these deferred tax assets due to the size of the NOL carryforward and the Company's history of unprofitable operations. However, should the Company conclude that future profitability is reasonably assured, the value of the deferred tax asset would be increased by eliminating some or all of the valuation allowance. Subsequent revisions to the estimated value of the deferred tax asset could cause the Company's provision for income taxes to vary from period to period; payments would remain unaffected until the benefit of the NOL is utilized.

     Forward Looking Statements - This Form 10-Q (including but not limited to the sections hereof entitled "Business" and "Management's Discussion and Analysis") contains or incorporates by reference forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Where any such forward-looking statement includes a statement of the assumptions or bases underlying such forward-looking statement, the Company cautions that assumed facts or bases almost always vary from the actual results, and the differences between assumed facts or bases and actual results can be material, depending on the circumstances. Where, in any forward-looking statement, the Company or its management expresses an expectation or belief as to future results, there can be no assurance that the statement of the expectation or belief will result, or be achieved or accomplished. The words "believe", "expect", "estimate", "project", "seek", "anticipate" and similar expressions may identify forward-looking statements.

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

     At June 30, 2003 and 2002, the carrying amounts of the Company's revolving credit borrowings and term loans approximated fair value. Effective January 1, 2003, the Company's revolving credit borrowings under its Credit Agreement bear interest at the prime rate plus one and one-quarter percent (5.25% at June 30, 2003). As of June 30, 2003, a hypothetical immediate 10% adverse change in prime interest rates (from 4.25% to 4.68%) relating to the Company's revolving credit borrowings would have a $0.1 million unfavorable impact on the Company's earnings and cash flows over a one-year period.


Item 4. Controls and Procedures
-------------------------------

     The Company's management with the participation of Daniel H. Levy, the Chief Executive Officer and Maureen d Schimmenti, the Chief Financial Officer of the Company has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation the Company's Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be included in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended. Such evaluation did not identify any change in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2003, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 3.       Not Applicable
              --------------

ITEM 4.       Not Applicable
              --------------

ITEM 5.       Not Applicable
              --------------

ITEM 6.       Exhibits and Reports on Form 8-K
              --------------------------------

(a)           Exhibits
              --------

              Exhibit No.           Description of Exhibit
              -----------           ----------------------
              10.71                 The Tenth Amendment among the Company Lenders named therein and the CIT Group/Commercial
                                    Services Inc. dated August 11, 2003.

              31.1                  Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

              31.2                  Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

              32.1                  Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
                                    Sarbanes-Oxley Act of 2002.

              32.2                  Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
                                    Sarbanes-Oxley Act of 2002.

(b)           Reports on Form 8-K

              On April 17, 2003, the Company filed a Current Report on Form 8-K reporting a press release announcing the resignation of Lynn Siemers, the Company's President and Chief Operating Officer. The press release was filed as an exhibit.

              On April 28, 2003, the Company filed a Current Report on Form 8-K reporting a press release announcing the promotions of Sharon Wax and Glenn Lembersky. The press release was filed as an exhibit.

              On May 9th, 2003, the Company filed a Current Report on Form 8-K reporting a press release announcing its entry into the Ladies Coat Business. The press release was filed as an exhibit.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     Donnkenny, Inc.
                                                     Registrant




Date:    August 13, 2003                           /s/    Daniel H. Levy
                                                   ---------------------------
                                                   Daniel H. Levy
                                                   Chairman of the Board,
                                                   Chief Executive Officer


Date:    August 13, 2003                           /s/  Maureen d. Schimmenti
                                                   ---------------------------
                                                   Maureen d. Schimmenti
                                                   Vice President
                                                   and Chief Financial Officer,
                                                   (Principal Financial Officer)

                                  Exhibit 31.1
                      Certification pursuant to Section 302
                       of the Sarbannes-Oxley Act of 2002


I, Daniel H. Levy, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Donnkenny, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4. The Company's other certifying officers/employees and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Company and we have:

     a. designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the Company's disclosure controls and procedures and presented in this report our conclusion about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c. disclosed in this report any change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter (the Company's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting; and

5. The Company's other certifying officers/employees and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial information; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting.



Date:    August 13, 2003                          /s/    Daniel H. Levy
                                                   ----------------------------
                                                   Daniel H. Levy
                                                   Chairman of the Board,
                                                   Chief Executive Officer

                                  Exhibit 31.2
                      Certification pursuant to Section 302
                       of the Sarbannes-Oxley Act of 2002


I, Maureen d. Schimmenti, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Donnkenny, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4. The Company's other certifying officers/employees and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Company and we have:

     a. designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the Company's disclosure controls and procedures and presented in this report our conclusion about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c. disclosed in this report any change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter (the Company's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting; and

5. The Company's other certifying officers/employees and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial information; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting.


Date:    August 13, 2003                          /s/   Maureen d. Schimmenti
                                                   ---------------------------
                                                   Maureen d. Schimmenti
                                                   Vice President
                                                   and Chief Financial Officer,
                                                   (Principal Financial Officer)

                                  Exhibit 32.1




                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Donnkenny Inc. (the "Company") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel H. Levy, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report Fairly presents, in all material respects, the financial condition and result of operations of the Company.




/s/ Daniel H. Levy



Daniel H. Levy

Chief Executive Officer

August 13, 2003

                                  Exhibit 32.2




                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Donnkenny Inc. (the "Company") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Maureen d. Schimmenti, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report Fairly presents, in all material respects, the financial condition and result of operations of the Company.




/s/ Maureen d. Schimmenti





Maureen d. Schimmenti

Chief Financial Officer

August 13, 2003