Form 10-Q
period 2003-09-30
DONNKENNY INC
filed 2003-11-13
CIK 29693

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003
                                               ------------------

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes |X| No |_| and (2) has been the subject to such filing requirements for the past 90 days. Yes |X| No |_|.

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes |_| No |X|.

      Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

     Common Stock $0.01 par value                          4,367,417
     ----------------------------             ----------------------------------
               (Class)                        (Outstanding at November 11, 2003)

                         DONNKENNY, INC AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (FORM 10-Q)

PART I - FINANCIAL INFORMATION                                              Page
                                                                            ----

Item 1.  Consolidated financial statements:

            Balance sheets as of  September  30, 2003 (unaudited)
            and December 31, 2002..............................................1

            Statements of operations for the three and nine months
            ended September 30, 2003 and 2002 (unaudited)......................2

            Statements of cash flows for the nine months ended
            September 30, 2003 and 2002 (unaudited)............................3

            Notes to Consolidated Financial Statements (unaudited)..........4-11

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.........................................12-17

Item 3.  Quantitative and Qualitative Disclosures about Market Risk...........18

Item 4.  Controls and Procedures..............................................18

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings....................................................19

Item 6   Exhibits and Reports on Form 8-K..................................19-20

            Signatures........................................................21

            Certifications.................................................22-25

                  DONNKENNY, INC. AND SUBSIDIARIES
                    Consolidated Balance Sheets
               (in thousands, except per share data)

                                                          September     December 31,
                                                             2003           2002
                                                         -----------    ------------
                                                         (Unaudited)
CURRENT ASSETS
  Cash ...............................................     $     62      $     66
  Accounts receivable - net of allowances for doubtful
  accounts & discounts of $121 and $116, in
  2003 and 2002 respectively .........................        1,067           908
  Due from factor, net ...............................       16,841        19,726
  Recoverable income taxes ...........................           --           203
  Inventories, net ...................................       17,722        15,949
  Prepaid expenses and other current assets ..........        1,255           615
  Assets held for sale ...............................          280           402
                                                           --------      --------
  Total current assets ...............................       37,227        37,869
PROPERTY, PLANT AND EQUIPMENT, NET ...................        3,679         4,515
OTHER ASSETS .........................................          369           234
INTANGIBLE ASSETS ....................................        1,301           821
                                                           --------      --------

TOTAL ................................................     $ 42,576      $ 43,439
                                                           ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt ..................     $     --      $    253
  Accounts payable ...................................        6,507        10,101
  Accrued expenses and other current liabilities .....        1,971         2,209
                                                           --------      --------
    Total current liabilities ........................        8,478        12,563
                                                           --------      --------
LONG-TERM DEBT .......................................       28,839        23,730

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock $.01 par value; authorized 500
  shares, issued none ................................           --            --
  Common stock, $.01 par value; authorized 10,000
  shares, issued and outstanding 4,367 shares
  in 2003 and 2002 ...................................           44            44
  Additional paid-in capital .........................       50,449        50,449
  Accumulated deficit ................................      (45,234)      (43,347)
                                                           --------      --------
  Total Stockholders' Equity .........................        5,259         7,146
                                                           --------      --------

TOTAL ................................................     $ 42,576      $ 43,439
                                                           ========      ========

          See accompanying notes to consolidated financial statements.

                        DONNKENNY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                 (in thousands, except share and per share data)
                                   (unaudited)

                                                                     Three Months Ended             Nine Months Ended
                                                              ------------------------------  ------------------------------
                                                              Sept 30, 2003    Sept 30, 2002  Sept 30, 2003    Sept 30, 2002
                                                              -------------    -------------  -------------    -------------
NET SALES ................................................     $    23,436      $   30,688     $    60,235      $    77,484
COST OF SALES ............................................          18,276          22,755          45,472           57,946
                                                               -----------      ----------     -----------      -----------
    Gross profit .........................................           5,160           7,933          14,763           19,538

OPERATING EXPENSES:
    Selling, general and administrative expenses .........           5,081           5,810          15,542           16,222
    Amortization of goodwill and other related
     acquisition costs ...................................              32              --              32               --
                                                               -----------      ----------     -----------      -----------
        Operating (loss) income ..........................              47           2,123            (811)           3,316

INTEREST EXPENSE .........................................             406             504           1,018            1,595
                                                               -----------      ----------     -----------      -----------
    (Loss) income before income taxes and cumulative
    effect of change in accounting principle .............            (359)          1,619          (1,829)           1,721

INCOME TAXES .............................................              27              45              58              135
                                                               -----------      ----------     -----------      -----------
    (Loss) income before cumulative effect of
    change in accounting principle .......................            (386)          1,574          (1,887)           1,586

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
PRINCIPLE (no tax benefit recognized) ....................              --              --              --           28,744
                                                               -----------      ----------     -----------      -----------

    NET (LOSS) INCOME ....................................     $      (386)     $    1,574     $    (1,887)     $   (27,158)
                                                               ===========      ==========     ===========      ===========

Basic (loss) income per common share:
    (Loss) income before accounting change ...............     $     (0.09)     $     0.36     $     (0.43)     $      0.36
    Cumulative effect of accounting change ...............              --              --              --            (6.58)
                                                               -----------      ----------     -----------      -----------
        Net (loss) income ................................     $     (0.09)     $     0.36     $     (0.43)     $     (6.22)
                                                               ===========      ==========     ===========      ===========

Diluted (loss) income per common share:
    (Loss) income before accounting change ...............     $     (0.09)     $     0.36     $     (0.43)     $      0.36
    Cumulative effect of accounting change ...............              --              --              --            (6.58)
                                                               -----------      ----------     -----------      -----------
        Net (loss) income ................................     $     (0.09)     $     0.36     $     (0.43)     $     (6.22)
                                                               ===========      ==========     ===========      ===========

Shares used in the calculation of (loss) income per share:
    Basic ................................................       4,367,417       4,367,417       4,367,417        4,367,417
                                                               ===========      ==========     ===========      ===========
    Diluted ..............................................       4,367,417       4,391,036       4,367,417        4,367,417
                                                               ===========      ==========     ===========      ===========

          See accompanying notes to consolidated financial statements.

                        DONNKENNY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                               Nine Months Ended
                                                            ----------------------
                                                            Sept 30,      Sept 30,
                                                              2003          2002
                                                            --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ..............................................     $ (1,887)     $(27,158)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:

  Depreciation and amortization of fixed assets .......        1,051         1,119
  Loss on disposal of fixed assets ....................           16            --
  Amortization of intangibles .........................           32            --
  Cumulative effect of change in accounting principle .           --        28,744
  Provision for losses on accounts receivable .........            5            11
Changes in assets and liabilities:
  (Increase) decrease in accounts receivable ..........         (164)          428
  Decrease in due from factor .........................        2,885         2,340
  Decrease in recoverable income taxes ................          203             1
  Increase in inventories .............................       (1,773)       (3,223)
  (Increase) decrease in prepaid expenses and
  other current assets ................................         (640)          427
  (Increase) decrease in other non-current assets .....         (135)           71
  (Decrease) increase in accounts payable .............       (3,594)        4,070
  Decrease in accrued expenses and
  other current liabilities ...........................         (238)       (1,245)
                                                            --------      --------
    Net cash (used in) provided by operating activities       (4,239)        5,585
                                                            --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment ...........         (189)         (473)
  Proceeds from sale of property, plant and equipment .           80           143
  License acquisition cost ............................         (512)           --
                                                            --------      --------
    Net cash used in investing activities .............         (621)         (330)
                                                            --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt .........................         (253)         (825)
  Borrowings under revolving credit line ..............       68,323        76,788
  Repayments under revolving credit line ..............      (63,214)      (81,224)
                                                            --------      --------
    Net cash provided by (used in) financing activities        4,856        (5,261)
                                                            --------      --------

NET DECREASE IN CASH ..................................           (4)           (6)
CASH, AT BEGINNING OF PERIOD ..........................           66            39
                                                            --------      --------

CASH, AT END OF PERIOD ................................     $     62      $     33
                                                            ========      ========

SUPPLEMENTAL DISCLOSURES

Income taxes paid .....................................     $     16      $     68
                                                            ========      ========
Interest paid .........................................     $    999      $  1,602
                                                            ========      ========

          See accompanying notes to consolidated financial statements.

                        DONNKENNY, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the Rules of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules. The Company believes the disclosures made are adequate to make such financial statements not misleading. The results for the interim periods presented are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company's Report on Form 10-K for the year ended December 31, 2002. Balance sheet data as of December 31, 2002 have been derived from audited financial statements of the Company. Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 presentation.

NOTE 2 - STOCK BASED COMPENSATION

      The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the Common Stock on the dates of grant. The following table details the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Statement ("SFAS") No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, to stock-based employee compensation.

                                            Three Months Ended                Nine Months Ended
                                      ------------------------------   ------------------------------
                                      Sept 30, 2003    Sept 30, 2002   Sept 30, 2003    Sept 30, 2002
                                      -------------    -------------   -------------    -------------
                                                   (in thousands, except per share data)
Net (loss) income, as reported         $      (386)     $     1,574     $    (1,887)     $   (27,158)

Deduct: Total stock-based employee
   Compensation expense determined
   under fair value based method                34               49              78              147
                                       -----------      -----------     -----------      -----------

Pro-forma net (loss) income            $      (420)     $     1,525     $    (1,965)     $   (27,305)
                                       ===========      ===========     ===========      ===========

(Loss) income per share:
     Basic - as reported               $     (0.09)     $      0.36     $     (0.43)     $     (6.22)
                                       ===========      ===========     ===========      ===========
     Basic - pro-forma                 $     (0.10)     $      0.35     $     (0.45)     $     (6.25)
                                       ===========      ===========     ===========      ===========
     Diluted - as reported             $     (0.09)     $      0.36     $     (0.43)     $     (6.22)
                                       ===========      ===========     ===========      ===========
     Diluted - pro-forma               $     (0.10)     $      0.35     $     (0.45)     $     (6.25)
                                       ===========      ===========     ===========      ===========

The following weighted-average assumptions were used in the Black-Scholes option-pricing model for grants in 2003: dividend yield of 0%, volatility of 251%; risk-free interest rate of 3.96%; and an expected life of 8 years.

      Information regarding the Company's stock option plan is summarized below:

                                                September 30, 2003            September 30, 2002
                                           ---------------------------   ---------------------------
                                                          Weighted-                      Weighted-
                                                           Average                        Average
                                            Options     Exercise Price    Options     Exercise Price
                                            -------     --------------    -------     --------------
Outstanding at beginning of the
period ............................         234,552         $ 6.95        399,928         $ 6.45
Granted ...........................          11,250           0.84             --             --
Exercised .........................              --             --             --             --
Cancelled .........................         (85,776)        $ 9.50         (2,500)        $ 3.75
                                           --------         ------       --------         ------

Outstanding at end of period ......         160,026         $ 5.16        397,428         $ 6.46
                                           ========         ======       ========         ======
Exercisable at end of period ......         131,026         $ 6.12        226,303         $10.54
                                           ========         ======       ========         ======
Available for grant at period end .         315,149                        77,747
                                           ========                      ========

      The options outstanding at September 30, 2003 range in exercise price as follows:

                                                    OPTIONS OUTSTANDING                                  OPTIONS EXERCISABLE
                             ----------------------------------------------------------------   ------------------------------------
                             Outstanding as of       Weighted-Average        Weighted-Average   Exercisable as of   Weighted-Average
Range of Exercise Prices         09/30/2003     Remaining Contractual Life    Exercise Price        09/30/2003       Exercise Price
------------------------     -----------------  --------------------------   ----------------   -----------------   ----------------
  $0.0000 -  $7.2250               135,000                 7.4                    $ 1.39              106,000            $ 1.54

  $7.2251 - $14.4500                 4,375                 4.8                    $11.29                4,375            $11.29

 $14.4501 - $28.9000                13,125                 3.8                    $16.61               13,125            $16.61

 $28.9001 - $43.3500                 1,750                 1.6                    $33.25                1,750            $33.25

 $43.3501 - $65.0250                 3,751                 0.6                    $44.25                3,751            $44.25

 $65.0251 - $72.2500                 2,025                 2.6                    $72.25                2,025            $72.25
                                  --------                ----                    ------             --------            ------
                                   160,026                 6.8                    $ 5.16              131,026            $ 6.12

NOTE 3 - EARNINGS PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) loss attributable to common stockholders by the weighted number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common and common equivalent shares outstanding during the period.

The effect of outstanding stock option awards is antidilutive and, accordingly, 11,065 and 26,208 stock options which are common stock equivalents have been excluded from the calculation of diluted loss per share for the three and nine months periods ended September 30, 2003, respectively.

NOTE 4 - INVENTORIES

Inventories consist of the following:

                                                 Sept 30,          December 31,
                                                   2003                2002
                                                 --------          ------------
                                                        (In thousands)

Raw materials ......................             $  2,507            $    701
Work-in-process ....................                1,401                 143
Finished goods .....................               14,284              16,411
Reserves ...........................                 (470)             (1,306)
                                                 --------            --------
                                                 $ 17,722            $ 15,949
                                                 ========            ========

      Inventories at September 30, 2002 were $21.0 million consisting primarily of finished goods.

NOTE 5 - DEBT

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

      Collateral for the Credit Agreement includes a first priority lien on all assets of the Company including accounts receivable, machinery, equipment, trademarks, intangibles and inventory, a first mortgage on all real property and a pledge of the Company's stock interest in the Company's operating subsidiaries, Donnkenny Apparel, Inc. and Beldoch Industries Corporation.

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

      Effective January 1, 2003, the Company established covenants and the level of allowable overadvances with the lender, through an Amendment to the Credit Agreement dated March 27, 2003, to support its 2003 business plan. The Amendment also amended the interest rate on the revolving credit borrowings to the prime rate plus one and one-quarter percent (5.25% at September 30, 2003). No fee was paid in connection with this Amendment

      The Company also has a factoring agreement with CIT Group/Commercial Services. The factoring agreement provides for a factoring commission equal to ..35% of gross sales, plus certain customary charges. The factoring agreement provides for annual renewals on the anniversary date unless either party terminates the Agreement in accordance with its terms.

      Effective June 30, 2003, the Company through an Amendment and Waiver Agreement dated August 11, 2003, extended the Final Maturity Date of the Credit Agreement to June 30, 2007. This Amendment provides the Company with a $65 million facility, and amends the anniversary date of the factoring agreement from December 2003 to June 30, 2004 with annual renewals thereafter. Fees paid in connection with this Amendment were $243,750. All other terms and conditions of the Revolving Credit Agreement remain unchanged.

      As of September 30, 2003, the Company was not in compliance with the quarterly financial covenants. The Lender has waived this non-compliance. No fee was paid in connection with the Waiver.

      At September 30, 2003 and 2002, direct borrowings under the revolving credit facility were $28.8 million and $30.0 million, respectively. Additionally, the Company had letters of credit outstanding of $6.9 million and $10.1 million, respectively.

NOTE 6 - GOODWILL AND INTANGIBLE ASSETS

      Intangible assets consisted of licenses of $0.8 million with indefinite lives and $0.5 million with definite lives at September 30, 2003. At December 31, 2002 intangible assets consisted of $0.8 million of licenses with indefinite lives. The $0.8 million of intangible assets related to the Pierre Cardin license acquired from Beldoch Industries Corporation ("Beldoch") in 1995, from the Beldoch acquisition, and is classified as an intangible asset with an indefinite life in the Company's September 30, 2003 and December 31, 2002 Consolidated Balance Sheets.

      Prior to January 1, 2002, the Company had net intangible assets of $29.6 million on its Consolidated Balance Sheet. The intangible assets included goodwill of $25.4 million, which represented the excess purchase price over fair value of net assets acquired. The assets acquired related to the acquisitions of the Company in 1989 following a change in control, the sportswear division of Oak Hill Sportswear Corporation ("Oak Hill"), Beldoch in 1995, and Ann Travis in 2000. Goodwill was amortized on a straight-line basis over expected periods to be benefited, ranging from 10 to 40 years. Also included in the intangible assets were $4.2 million of costs related to the Pierre Cardin license acquired by the Company in connection with the Beldoch acquisition, which were amortized on a straight-line basis over 20 years.

      As a result of adopting SFAS No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002, the Company ceased the amortization of goodwill and other intangible assets with indefinite lives and determined that the value of its intangible assets had been impaired. An impairment charge of $28.7 million, recorded as a change in accounting principle, was calculated based upon a valuation of the Company's market capitalization on January 1, 2002, adjusted for an estimated premium that a willing buyer would assign to the market capitalization in the event of a sale of the Company. The premium was based on an average of such premiums paid in similar transactions in the industry. The impairment charge consisted of $25.4 million related to goodwill and $3.3 million related to the license. The Company did not record an income tax benefit related to this charge.

      On May 1, 2003, the Company entered into a licensing arrangement to manufacture and sell coats under the Bill Blass(R), Bill Blass Signature(R) and Blassport(R) labels. The Company recorded an intangible asset of approximately $0.5 million for the costs incurred in connection with the acquisition of the licenses. The intangible asset is being amortized over the expected life of the licenses until December 31, 2009.

      The minimum licensing commitments under the Company's licensing arrangements are disclosed in Note 8.

NOTE 7 - RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 8 - COMMITMENTS AND CONTINGENCIES

      a. On April 27, 1998, Wanda King, a former employee of the Company, commenced an action against the Company in the United States District Court for the Western District of Virginia. In her complaint, the Plaintiff sought damages in excess of $8.0 million claiming that she was constructively discharged by the Company. The Company interposed an Answer to the amended Complaint denying the material allegations asserted in the Complaint and brought a motion for summary judgment to dismiss the case. On October 22, 2001, the Magistrate Judge, after considering the Motion for Summary Judgment, recommended to the United States District Court that the case against the Company be dismissed in its entirety. The Plaintiff objected to the recommendation of the Magistrate Judge. By Order dated February 25, 2002, the United States District Judge granted the Company's motion for summary judgment. The Plaintiff appealed this determination to the United States Court of Appeals for the Fourth Circuit. On appeal, the United States Court of Appeals for the Fourth Circuit reversed the United States District Court's decision and remanded the case back to the District Court for further consideration. The Company renewed its motion for summary judgment and the District Court, by decision dated November 6, 2003, granted the motion in part and dismissed the claims of the Plaintiff for infliction of emotional distress and let stand Plaintiff's claim for wrongful discharge. Further discovery will be conducted regarding the Plaintiff's claim prior to trial.

      b. The Company is also a party to legal proceedings arising in the ordinary course of its business. Management believes that the ultimate resolution of these proceedings will not, in the aggregate, have a material adverse effect on the financial condition, results of operations, liquidity or business of the Company.

      c. The Company's License Agreements for the manufacture of garments under licensed trademarks provide for payments of annual minimum royalty amounts. The Company estimates that the minimum guaranteed royalties for these Licenses are approximately $8.8 million as of September 30, 2003. These minimum payments are payable over the terms of the Agreements, including renewal periods, through 2009. There are no maximums to the royalty amounts.

      d. On June 16, 2003, the Company entered into a licensing arrangement to manufacture knits, sweaters, and woven tops under the Z. Cavaricci label. The Company intends to begin shipments with the Spring 2004 season. The guaranteed minimum royalties for this license are reflected in the amount disclosed in Note 8c.

      e. On September 10, 2003, the Company entered into a licensing arrangement to manufacture women's overcoats under the Nicole Miller label. The Company intends to begin shipments with the Fall 2004 season. The guaranteed minimum royalties for this license are reflected in the amount disclosed in Note 8c.

      f. The Company has agreed to purchase $2.7 million of raw materials in connection with the manufacturing of coats. It is estimated that 60% of this amount will be purchased in 2003 and the balance in 2004. To date, approximately $1.0 million has been purchased against this commitment.

NOTE 9 - SUBSEQUENT EVENTS

      a. On October 1, 2003, the Company acquired certain assets of Robyn Meredith Inc.("RMI"). The assets that were acquired were the assets of RMI devoted to its women's sportswear business and consisted of inventory of finished goods, raw materials and trim, certain tradenames including the name "Robyn Meredith", open purchase orders and certain equipment that was subject to equipment lease agreements. The Company intends to continue to use these assets for the manufacture and distribution of women's sportswear. The acquisition is a component in the Company's long-term strategy to be a private label and branded business and will enable the Company to expand its avenues of distribution.

            The purchase price paid to RMI by the Company was $4.6 million, of which $3.4 million was delivered at the closing of the transaction and $1.2 million was represented by the delivery of a Promissory Note providing for equal monthly payments over three years without interest discounted to $1.1 million. The total purchase price including professional fees was $4.8 million. The Company also took over a lease obligation for facilities in Burlington New Jersey to be used primarily for office space and for some finishing and shipping functions. The lease for the premises provides for a three year term plus payment of a pro-rata portion of common expenses for the building. The Company also entered into a month to month agreement for temporary space in the Burlington New Jersey building.

      The following table summarizes the estimated fair values of the assets acquired.

                                     ($000s)

        Inventory                                                 $3,104

        Intangibles                                                   50

        Goodwill                                                   1,633
                                                                  ------

                 Total assets acquired                            $4,787
                                                                  ======

Pro Forma Financial Information:

The pro forma financial information presented below gives effect to the Robyn Meredith acquisition as if it had occurred as of the beginning of the Company's fiscal year 2002. The information presented below is for illustrative purposes only and is not indicative of results that would have been achieved or results which may be achieved in the future.

                                                                            Proforma Financial Information
                                                                  (in thousands, except share and per share data)
                                                                                    (unaudited)

                                                               Three Months Ended                     Nine Months Ended
                                                        Sept 30,2003       Sept 30, 2002     Sept 30, 2003        Sept 30, 2002
                                                        ------------       -------------     -------------        -------------
Net Sales                                                $   30,579         $   37,085         $   82,484          $    97,963

(Loss) income before cumulative effect of change
in accounting principle                                      (1,131)             1,618             (2,525)               1,563

Cumulative effect of change in accounting
principle                                                        --                 --                 --              (28,744)
                                                        -----------         ----------        -----------         ------------
Net (Loss) Income                                       ($    1,131)        $    1,618        ($    2,525)        ($    27,181)
                                                        ===========         ==========        ===========         ============

Net (Loss) Income per share

Basic (loss) income per common share:
  Loss (Income) before accounting change                ($     0.26)        $     0.37        ($     0.58)         $      0.36
  Cumulative effect of accounting change                         --                 --                 --                (6.58)
                                                        -----------         ----------        -----------         ------------
     Net (loss) income                                  ($     0.26)        $     0.37        ($     0.58)        ($      6.22)
                                                        ===========         ==========        ===========         ============

Diluted (loss) income per common share:
  Loss (Income) before accounting change                ($     0.26)        $     0.37        ($     0.58)         $      0.36
  Cumulative effect of accounting change                         --                 --                 --                (6.58)
                                                        -----------         ----------        -----------         ------------
     Net (loss) income                                  ($     0.26)        $     0.37        ($     0.58)        ($      6.22)
                                                        ===========         ==========        ===========         ============

Shares used in the calculation of (loss)
income per share:
  Basic                                                   4,367,417          4,367,417          4,367,417            4,367,417
                                                        ===========         ==========        ===========         ============
  Diluted                                                 4,367,417          4,391,036          4,367,417            4,367,417
                                                        ===========         ==========        ===========         ============

      b. Effective October 1, 2003, Harry A. Katz resigned as a member of the Company's Board of Directors.

                        DONNKENNY, INC. AND SUBSIDIARIES
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Comparison of Nine Months Ended September 30, 2003 and 2002

      Net sales decreased by $17.3 million, or 22.3% from $77.5 million in the first nine months of 2002 to $60.2 million in the first nine months of 2003. The decline was primarily due to the continuing slow retail environment, uncertainty about the war with Iraq and low consumer confidence. The Company is also experiencing increased competition from both retailers private label brands as well as recognizable brands, which caused a drop in the Company's core business.

      Gross profit for the first nine months of 2003 was $14.8 million, or 24.5% of net sales, compared to $19.5 million, or 25.2% of net sales, during the first nine months of 2002. The decrease in gross profit was due to the drop in sales and the sell off of slow moving inventory.

      Selling, general and administrative expenses for the first nine months of 2003 were $15.5 million compared to $16.2 million in the first nine months of 2002. The decrease in selling, general and administrative expenses was primarily due to reductions in headcount and reductions in distribution, administration and product-related expenses.

      Net interest expense decreased from $1.6 million during the first nine months of 2002 to $1.0 million during the first nine months of 2003. The decrease was attributable to lower revolving credit borrowings under the credit agreement, a lower interest rate and interest received from an income tax refund.

      The Company recorded a provision for state and local income taxes of $0.135 million in the first nine months of 2002 compared to $0.058 million in 2003. In the first nine months of 2003, an audit of prior years State income tax returns was completed. As a result, the Company received additional refunds of $0.06 million.

      In the first nine months of 2002, the Company recorded an impairment charge related to goodwill and intangible assets of $28.7 million as a change in accounting principle upon the adoption of SFAS No. 142.

Comparison of Quarters Ended September 30, 2003 and 2002

      Net sales decreased by $7.3 million, or 23.7% from $30.7 million in the third quarter of 2002 to $23.4 million in the third quarter 2003. The decline was primarily due to the slow retail environment, competitive price reductions, and low consumer confidence which caused a drop in the Company's core businesses. The Company is also experiencing increased competition from both retailers private label brands as well as recognizable brands, which caused a drop in the Company's core business.

      Gross profit for the third quarter of 2003 was $5.2 million, or 22.0% of net sales, compared to $7.9 million, or 25.9% of net sales, during the third quarter of 2002. The decrease in gross profit in dollars was due to the drop in sales as a result of the slow retail environment.

      Selling, general and administrative expenses for the third quarter 2003 was $5.1 million compared to $5.8 million in the third quarter of 2002. The decrease in selling, general and administrative expenses was primarily due to reductions in headcount and reductions in distribution, sales, administrative and product-related expenses.

      Net interest expense decreased from $0.5 million during the third quarter of 2002 to $0.4 million during the third quarter of 2003. The decrease was attributable to lower revolving credit borrowings under the credit agreement and a lower interest rate.

      The Company recorded a provision for state and local income taxes of $0.03 million in third quarter 2003 and $0.05 million in 2002.

New Licensing Agreements

      On May 1, 2003, the Company entered into a licensing arrangement to manufacture and sell coats under the Bill Blass(R), Bill Blass Signature(R) and Blassport(R) labels. The Company began shipments with the Fall 2003 season.

      On June 16, 2003, the Company entered into a licensing arrangement to manufacture knits, sweaters, and woven tops under the Z. Cavaricci label. The Company intends to begin shipments with the Spring 2004 season.

      On September 10, 2003, the Company entered into a licensing arrangement to manufacture women's overcoats under the Nicole Miller label. The Company intends to begin shipments with the Fall 2004 season.

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

      Effective January 1, 2003, the Company established covenants and the level of allowable overadvances with the lender, through an Amendment to the Credit Agreement dated March 27, 2003, to support its 2003 business plan. The Amendment also amended the interest rate on the revolving credit borrowings to the prime rate plus one and one-quarter percent (5.25% at September 30, 2003). No fee was paid in connection with this Amendment.

      The Company also has a factoring agreement with CIT Group/Commercial Services. The factoring agreement provides for a factoring commission equal to ..35% of gross sales, plus certain customary charges. The factoring agreement provides for annual renewals on the anniversary date unless either party terminates the Agreement in accordance with its terms.

      Effective June 30, 2003, the Company through an Amendment and Waiver Agreement dated August 11, 2003, extended the Final Maturity Date of the Credit Agreement to June 30, 2007. This Amendment provides the Company with a $65 million facility, and amends the anniversary date of the factoring agreement from December 2003 to June 30, 2004 with annual renewals thereafter. Fees paid in connection with this Amendment were $243,750. All other terms and conditions of the Revolving credit Agreement remain unchanged.

      As of September 30, 2003, the Company was not in compliance with the quarterly financial covenants. The Lender has waived this non-compliance. No fee was paid in connection with the Waiver.

      During the first nine months of 2003, cash used in operating activities was $4.2 million, principally as the result of decreases in accounts payable and increases in inventory and prepaid expenses and other current assets partially offset by decreases in due from factor. On a comparable basis, net inventories at September 30, 2003 were $3.3 million less than September 30, 2002. During the first nine months of 2002, cash provided by operating activities was $5.6 million, principally as the result of decreases in accounts receivable and due from factor and prepaid expenses and increases in accounts payable partially offset by increases in inventories and decreases in accrued expenses and other current liabilities.

      Cash used in investing activities during the first nine months of 2003 was $0.6 million, mainly for the purchase of fixed assets, principally computer equipment and related software and costs associated with the acquisition of a license. Cash used in investing activities during the first nine months of 2002 included $0.5 million for the purchase of fixed assets, principally computer equipment and related software, partially offset by $0.1 million from the sale of fixed assets.

      Cash provided by financing activities during the first nine months of 2003 was $4.8 million, which represents net borrowings under the revolver of $5.1 million and repayments of $0.3 million on the term loan. Cash used in financing activities during the first nine months of 2002 was $5.3 million, which represents net repayments under the revolver of $4.5 million and repayments of $0.8 million on the term loan.

      The Company believes that cash flows from operations and amounts available under the Credit Agreement, as amended, will be sufficient for its needs for the foreseeable future.

Contractual Commitments and Contingent Liabilities

The following table summarizes the Company's contractual commitments at September 30, 2003:

Contractual Obligations         Payments due by     Less than         1-3 years         3-5 years         More than
(In Thousands)                      period            1 year                                               5 years

                                    Total
Long Term debt                     $ 28,839          $                      --           $ 28,839               --
Operating Leases                   $ 12,179          $  2,787         $  6,947           $  2,445               --
Guaranteed Minimum Royalties       $  8,800          $  2,006         $  3,069           $  2,400         $  1,325
Notes Payable                      $  1,200          $    333         $    867
Letters of Credit                  $  6,982          $  6,982               --                 --               --
                                   --------          --------         --------           --------         --------
Total                              $ 58,000          $ 12,108         $ 10,883           $ 33,684         $  1,325

The Company has not provided any financial guarantees as of September 30, 2003.

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

      Accounts Receivable and Due from Factor - Accounts Receivable and due from factor as shown on the Consolidated Balance Sheets, are net of allowances and anticipated discounts. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements, assessments of collectibility based on historic trends and an evaluation of the impact of economic conditions. The allowance for doubtful accounts is not significant since the Company sells a substantial portion of its trade receivables to a commercial factor, without recourse, up to maximum credit limits established by the factor for each individual account. Receivables sold in excess of these limitations are subject to recourse in the event of non-payment by the customer. An allowance for discounts is based on those discounts relating to open invoices where trade discounts have been extended to customers. Costs associated with potential returns of products as well as allowable customer markdowns and operational charge backs, net of expected recoveries, are included as a reduction to net sales and are part of the provision for allowances. These provisions result from seasonal negotiations as well as historic deduction trends, net expected recoveries and the evaluation of current market conditions. The Company's historical estimates of these costs have not differed materially from actual results.

      Inventories - Inventory is stated at the lower of cost or market, cost being determined on the first-in, first-out method. Reserves for slow moving and aged merchandise are provided based on historical experience and current product demand. Inventory reserves for slow moving and aged merchandise were $0.5 million and $1.3 million at September 30, 2003 and December 31, 2002, respectively. Inventory reserves decreased due to the levels and composition of inventory on hand at September 30, 2003. Additionally, during the first nine months of 2003, the Company directly wrote down the value of certain merchandise, which reduced the cost of finished goods and reduced corresponding inventory reserves. The Company evaluates the adequacy of the reserves quarterly. While markdowns have been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same level of markdowns as in the past.

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

      At September 30, 2003 and 2002, the carrying amounts of the Company's revolving credit borrowings and term loans approximated fair value. Effective January 1, 2003, the Company's revolving credit borrowings under its Credit Agreement bear interest at the prime rate plus one and one-quarter percent (5.25% at September 30, 2003). As of September 30, 2003, a hypothetical immediate 10% adverse change in prime interest rates (from 4.0% to 4.4%) relating to the Company's revolving credit borrowings would have a $0.1 million unfavorable impact on the Company's earnings and cash flows over a one-year period.

Item 4. Controls and Procedures

      The Company's management with the participation of Daniel H. Levy, the Chief Executive Officer and Maureen d Schimmenti, the Chief Financial Officer of the Company has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation the Company's Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be included in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended. Such evaluation did not identify any change in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2003, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

      On April 27, 1998, Wanda King, a former employee of the Company, commenced an action against the Company in the United States District Court for the Western District of Virginia. In her complaint, the Plaintiff sought damages in excess of $8.0 million claiming that she was constructively discharged by the Company. The Company interposed an Answer to the amended Complaint denying the material allegations asserted in the Complaint and brought a motion for summary judgment to dismiss the case. On October 22, 2001, the Magistrate Judge, after considering the Motion for Summary Judgment, recommended to the United States District Court that the case against the Company be dismissed in its entirety. The Plaintiff objected to the recommendation of the Magistrate Judge. By Order dated February 25, 2002, the United States District Judge granted the Company's motion for summary judgment. The Plaintiff appealed this determination to the United States Court of Appeals for the Fourth Circuit. On appeal, the Fourth Circuit reversed the District Court's decision and remanded the case back to the District Court for further consideration. The Company renewed its motion for summary judgment and the District Court, by decision dated November 6, 2003, granted the motion in part and dismissed the claims of the Plaintiff for infliction of emotional distress and let stand Plaintiff's claim for wrongful discharge. Further discovery will be conducted regarding the Plaintiff's claim prior to trail.

      The Company is also a party to legal proceedings arising in the ordinary course of its business. Management believes that the ultimate resolution of these proceedings will not, in the aggregate, have a material adverse effect on financial condition, results of operations, liquidity or business of the Company.

ITEM 2. Not Applicable

ITEM 3. Not Applicable

ITEM 4. Not Applicable

ITEM 5. Not Applicable

ITEM 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

      Exhibit No.   Description of Exhibit
      -----------   ----------------------

      31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K

      On September 2, 2003, the Company filed a Current Report on Form 8-K reporting the designation of Mahoney Cohen & Company, CPA, P.C. as the Company's new independent auditors.

      On September 3, 2003, the Company filed a Current Report on Form 8-KA regarding the designation of Mahoney Cohen & Company, CPA, P.C. as new independent auditors.

      On September 19, 2003, the Company filed a Current Report on Form 8-K announcing plans to acquire the Robyn Meredith Sportswear business.

      On October 7, 2003, the Company filed a Current Report on Form 8-K reporting the acquisition of the assets of the Robyn Meredith Sportswear business.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Donnkenny, Inc.
                                           Registrant


Date: November 13, 2003                    /s/ Daniel H. Levy
                                           ------------------------------------
                                           Daniel H. Levy
                                           Chairman of the Board,
                                           Chief Executive Officer


Date: November 13, 2003                    /s/ Maureen d. Schimmenti
                                           ------------------------------------
                                           Maureen d. Schimmenti
                                           Vice President
                                           and Chief Financial Officer,
                                           (Principal Financial Officer)