Form 10-K
period 2003-12-31
DONNKENNY INC
filed 2004-03-30
CIK 29693

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2003
                                -----------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ______ to ______

                         Commission file number 0-21940

                                 DONNKENNY, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                51-0228891
     -------------------------------        ------------------------------------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

              1411 Broadway
           New York, New York                               10018
----------------------------------------                 ----------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes |_| No |X|

Based upon the closing sale price on the Over-the-Counter Market on June 30, 2003, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's Common Stock, par Value $.01 per share, held by non-affiliates of the registrant on such date was approximately $2,552,043.

The aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant, based on a closing sale price of the Common Stock on the Over-the-Counter Market on March 12, 2004 of $2.58 per share, was approximately $8,894,302*. As of March 12, 2004, 4,367,417, shares of Common Stock of Registrant were outstanding.

----------
* For purposes of this report, the number of shares held by non-affiliates was determined by aggregating the number of shares held by Officers and Directors of Registrant, and by others who, to Registrant's knowledge, own more than 10% of Registrant's Common Stock, and subtracting those shares from the total number of shares outstanding.

                                     PART 1

ITEM 1. BUSINESS

      Donnkenny, Inc. (together with its subsidiaries, the "Registrant" or the "Company") was incorporated in Delaware in 1978 and is a holding company with four subsidiaries. Donnkenny Apparel, Inc. ("Donnkenny Apparel") and Beldoch Industries Corporation ("Beldoch") are the operating subsidiaries of the Company.

Products

      The Company designs, imports, and markets broad lines of moderately and better priced women's sportswear and coats. The Company's major labels include Pierre Cardin (R), Donnkenny (R), Bill Blass (R), Bill Blass Signature (R), Blassport (R), Casey & Max (R), Victoria Jones (R), and Harve Benard (R). In 2003 the Company's products were marketed through the following divisions:
Pierre Cardin (R), Donnkenny(R), Casey & Max (R), Victoria Jones (R), Robyn Meredith (R) and Donnkenny Coats.

Pierre Cardin

      The division sells better women's knitwear and sweaters pursuant to a license with Pierre Cardin. It also produces knitwear and sweaters under a license agreement with Harve Benard. The products are sold to knitwear and sweater departments of department and specialty stores. Its major customers include Macy's East, Macy's West, Chadwick's Catalog, Stein Mart, Sam's Club, BJ's Wholesale Club, Marshalls and Newton Buying. In addition, it sells exclusive private label products to customers such as Lerner Direct and the Bon Ton. Approximately 97% of these products are imported, predominately from Hong Kong, China, Korea and Vietnam.

Donnkenny

      Donnkenny sells moderately priced women's career and casual pants and tops for missy, petites and large sizes. Its major customers include J.C. Penney, Kmart, and Stage Stores. Donnkenny has been an established brand name for over 60 years. In addition, it sells exclusive private label products. Approximately 74% of its products are sourced in Central America. The balance is sourced in the Far East.

Casey & Max

      Casey & Max sells novelty woven tops and sportswear under the Casey & Max and Victoria Jones labels. The line consists of moderately priced products sold to department stores, specialty stores and chains including Catherine's, Kohl's, Goody's, Gottschalks, Peebles, Bealls, Stage Stores, Stein Mart and May Company. The products are marketed for missy, large sizes and petites. In addition, it sells exclusive private label products. The majority of these products are imported, predominately from India, Nepal, Hong Kong and Vietnam.

Victoria Jones

      Victoria Jones sells moderately-priced women's knit and sweater products which are sold to department stores, specialty stores and chains including May Company, Catherine's, Macy's West, Bon Marche, Goody's, Peebles, Dillard's, Stage Stores and Sam's Club. Its products are marketed for missy, large sizes and petites. In addition, it sells exclusive private label products. All of these products are imported, predominately from China, Vietnam, Hong Kong, Bangladesh and Nepal.

Robyn Meredith

      On October 1, 2003, the Company acquired certain assets of Robyn Meredith Inc. The Company's Robyn Meredith division sells moderately priced women's career and casual sportswear for missy, petites and large sizes. The majority of its products are exclusive private label products for department stores, specialty stores and catalogs. Its major customers include Coldwater Creek, Mervyn's, Chadwick's of Boston, Nordstrom, Ross Stores and B. Moss. These products are imported predominantly from China, Mexico and India.

Donnkenny Coats

      On May 1, 2003, the Company entered into a licensing agreement to manufacture and sell coats under the Bill Blass label. The coats are sold to department and specialty stores. Its major customers include Saks Fifth Avenue, Burlington Coat Factory, and Loehmann's. Substantially all of the coats are manufactured in Poland and Belarus.

Manufacturing and Importing

      Almost all of the Company's products sold in Fiscal 2003 were produced abroad and imported into the United States, principally from Guatemala, Hong Kong, India, China, Belarus, Vietnam, Mexico, Korea, Bangladesh, Poland and Nepal.

      The Company's purchases from its foreign suppliers are affected through individual purchase orders specifying the price and quantity of the items to be produced. Generally, the Company does not have long-term, formal arrangements with the suppliers which manufacture its products. The Company continually seeks additional suppliers throughout the world for its sourcing needs. Three foreign contractors, one in India and two in Guatemala, accounted for 24% of the Company's purchases, but no other domestic or foreign contractor manufactured more than 6% of the Company's purchases in Fiscal 2003.

      Attendant with the Company's increased reliance on foreign manufacturing is a risk of excess inventory. On some products the Company must commit to its foreign manufacturers and suppliers four to six months in advance of its selling season, often before the Company has received the majority of its orders from its customers. Thus, there exists the risk that the purchase orders by the Company's customers will be less than the amount manufactured. The Company believes that this risk is outweighed by the cost savings to the Company by manufacturing such products abroad. Conversely, in the event there exists excess demand for the Company's products, the lengthy production time for imported goods makes it difficult for the Company to purchase additional goods for the same selling season. The Company's relationships with foreign suppliers also are subject to the risks of doing business abroad, including currency fluctuations, restrictions on the transfer of funds and, in certain parts of the world, political instability. In order to mitigate this risk, all of the Company's foreign purchasing is done in U.S. dollars. Additionally, virtually all of the Company's imported merchandise is subject to United States Customs duties. In addition, bilateral agreements between the major exporting countries and the United States impose quotas, which limit the amount of certain categories of merchandise that may be imported into the United States. Because the United States may, from time to time, impose new quotas, duties, tariffs or other import controls or restrictions, the Company monitors import and quota-related developments. Any material increase in duty levels, material decrease in quota levels or material decrease in available quota allocation could adversely affect the Company's operations. The Company's operations have not been materially affected by any of these factors to date. However, due to the large portion of the Company's products which is produced abroad, any substantial disruption of its relationships with its foreign suppliers could have a material adverse effect on the Company's operations and financial condition.

Customers

      In Fiscal 2003, the Company shipped orders to approximately 10,100 stores in the United States. This customer base represents approximately 650 accounts. Of the Company's net sales for Fiscal 2003, department stores accounted for approximately 56%, wholesale clubs approximately 15%, catalog customers approximately 11%, mass merchants approximately 2%, chain stores approximately 2%, specialty retailers approximately 5% and other customers approximately 9%.

      The Company markets its products to department stores, including J. C. Penney, May Company, Federated, Mervyn's, Stein Mart, Kohl's, Goody's, Stage Stores, Saks, Inc. and Sears, as well as wholesale clubs including Sam's, catalog customers including Chadwick's of Boston and Coldwater Creek and mass merchants including K-Mart. The Company also sells exclusive private label products to catalog specialty retailers and suppliers.

      In Fiscal 2003, sales to J.C. Penney accounted for 28% and sales to Sam's Club accounted for 14% of the Company's net sales. The loss of or significantly decreased sales to these customers could have a material adverse effect on the Company's consolidated financial condition and results of operations.

      The Company's Electronic Data Interchange computer system ("EDI") connects the Company to approximately 48 of its large customers and, in Fiscal 2003, was used to place 59% of the Company's order dollars. The Company is also linked by EDI to several of its major fabric suppliers, which allows the Company to review purchase orders for fabric on a weekly basis.

Sales and Marketing

      At March 12, 2004, the Company had an 11 person sales force; 10 of them were Company employees and one was an independent commissioned sales representative. The Company's principal showrooms are in New York City.

Raw Materials Suppliers

      The Company's sources of fabric and trim supply are well established. In 2003, 89% of all goods produced were manufactured using raw materials sourced from overseas. The balance of raw materials is sourced domestically. The Company typically experiences little difficulty in obtaining raw materials and believes that the current and potential sources of fabric and trim supply are sufficient to meet its needs for the foreseeable future.

Trademarks and Proprietary Rights

      The Company owns and has registered in the United States, and in certain foreign jurisdictions, the following trademarks under which a variety of the Company's products are sold: Donnkenny (R), Casey & Max (R), Victoria Jones (R), Beldoch Popper (R) and Robyn Meredith (R) . Upon compliance with the trademark statutes of the United States and the relevant foreign jurisdictions, these trademark registrations may be renewed.

      The Company holds licensing rights to manufacture, import and sell women's sportswear in the United States and the U.S. Virgin Islands under the Pierre Cardin(R) trademark, including sweaters, pants, skirts, knitwear, jeans, swimwear and activewear. On February 12, 2004, the Company entered into a new License Agreement with the Pierre Cardin organization to provide for a license term of three years to conclude on December 31, 2006.

      On January 1, 2001 the Company signed a license agreement with Harve Benard to produce and sell a knitwear line. The Company began shipments in the fourth quarter of 2001. The Harve Benard trademark will not be used by the Company after the conclusion of this agreement on September 30, 2004. The Company does not believe that the discontinuance of this trademark will have a material effect on its operations.

      On May 1, 2003, the Company entered into a licensing agreement to manufacture and sell women's coats under the Bill Blass (R), Bill Blass Signature (R), and Blassport (R) labels. The three year licensing agreement has an automatic three year renewable term with additional renewable terms, thereafter.

      On June 16, 2003, the Company entered into a three year licensing agreement to manufacture knits, sweaters, and woven tops under the Z. Cavaricci label. The Company intends to begin shipments with the Spring 2004 season.

      On September 10, 2003, the Company entered into a three year licensing agreement to manufacture and sell women's coats under various Nicole Miller labels. The Company intends to begin shipments of coats under this agreement with the Fall 2004 season.

      The guaranteed minimum royalties for these licenses are $7.6 million over the terms of the agreements through 2009.

Backlog

      At March 12, 2004, the Company had unfilled, confirmed customer orders of approximately $30.4 million, compared to approximately $24.8 million of such orders at March 14, 2003, with such orders generally scheduled for delivery within three to six months of confirmation, although some extend until the end of the fiscal year. The amount of unfilled orders at a particular time is affected by a number of factors, including the scheduling of the production and shipment of garments, which in some instances may be delayed or accelerated at the customer's request. Generally, a comparison of unfilled orders from period to period may not necessarily be meaningful nor be indicative of eventual actual shipments. There can be no assurance that cancellations, rejections and returns will not reduce the amount of sales realized from the backlog of orders.

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

Employees

      As of March 12, 2004 the Company had 203 full-time employees, 134 of whom were salaried and 69 were paid on an hourly basis. The Company had 8 part-time employees, of whom all worked on an hourly basis. The Company's hourly labor force is non-union. The Company believes relations with its employees are good.

Environmental Matters

      The Company believes that it is in material compliance with all applicable federal, state and local environmental laws. The Company does not currently anticipate the need to make material capital expenditures to remain in compliance with applicable federal, state and local environmental laws.

ITEM 2. PROPERTIES

      The following table indicates the facilities owned or leased at December 31, 2003. The Company owns two facilities in Virginia, and leases five additional facilities: one in Summerville, South Carolina, one in New York State, one in Burlington, New Jersey, one in Poland and one in Hong Kong.

                                                                                                                   Owned
                                                 Approximate                                                         or
           Location                            Square Footage                    Function                          Leased
=========================================================================================================================
Summerville, South Carolina(1)...                  200,000        Distribution center                              Leased
New York, New York(2)............                   43,034        Offices and principal showrooms                  Leased
Wytheville, Virginia.............                  161,800        Distribution, administration                     Owned
Burlington, New Jersey (3).......                   18,216        Administration                                   Leased
Hong Kong (4)....................                    2,200        Administration, sourcing, quality control        Leased
Poland...........................                    1,000        Administration, sourcing, quality control        Leased
Floyd, Virginia..................                   79,600        Currently for sale                               Owned
                                                  --------
   TOTAL                                           505,850

1) This facility is leased, with annual rental payments totaling $491,727, and is subject to a 3% annual rental escalation, until March 19, 2006, at which time the lease expires.

2) Annual rental payments for the New York office/showroom space are approximately $1,800,000 in the aggregate. The leases for the New York office/showrooms expire in 2006 and 2008.

3) This facility is leased, with annual rental payments totaling $113,850, until September 30, 2006, at which time the lease expires.

4) Lease expires in 2004. The Company will lease a new facility beginning in March 2004.

      Management believes that its current facilities are sufficient to meet its needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

a. On April 27, 1998, Wanda King, a former employee of the Company, commenced an action against the Company in the United States District Court for the Western District of Virginia. In her complaint, the Plaintiff sought damages in excess of $8.0 million claiming that she was constructively discharged by the Company. The Company interposed an Answer to the amended Complaint denying the material allegations asserted in the Complaint. This action is scheduled to go to trial in May 2004.

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

      The following table sets forth the quarterly high and low closing prices of a share of Common Stock for the Company's two most recent fiscal years, plus the interim period through March 12, 2004.

Period                                                    High            Low
------                                                    ----            ---
Fiscal 2002
         First Quarter .......................         $   1.35             0.84
         Second Quarter ......................             1.54             0.75
         Third Quarter .......................             1.25             0.60
         Fourth Quarter ......................             1.25             0.56
Fiscal 2003
         First Quarter .......................         $   1.30             0.67
         Second Quarter ......................             1.10             0.77
         Third Quarter .......................             1.48             0.77
         Fourth Quarter ......................             3.00             1.30
Fiscal 2004
         Eleven Weeks Ended March 12, 2004 ...         $   2.70         $   1.84

      On March 12, 2004, the closing price for a share of Common Stock was $2.58 per share.

      The number of holders of record for the Company's Common Stock as of March 9, 2004 was 51.

      The Company currently anticipates that it will retain all its earnings for use in the operation and expansion of its business and, therefore, does not anticipate that it will pay any cash dividends in the foreseeable future. In addition, the Company's credit agreement prohibits it from declaring or paying dividends without the consent of the Company's lenders.

Securities Authorized for Issuance Under Equity Compensation Plans

      The following table provides information as of December 31, 2003 regarding compensation plans (including individual compensation arrangements) under which equity securities of Donnkenny, Inc. are authorized for issuance.

                      EQUITY COMPENSATION PLAN INFORMATION

                               Number of securities to       Weighted average         Number of securities
                               be issued upon exercise      exercise price of       remaining available for
                                of outstanding options     outstanding options,      future issuance under
Plan Category                    warrants and rights       warrants and rights     equity compensation plans       Total
----------------------------   -----------------------     --------------------    -------------------------    -----------
Equity Compensation Plans
Approved by Security Holders

     - Stock Options (1)               160,026                    $5.16                     315,149               475,175

     - Warrants (2)                     18,750                   $20.00                       N/A                  18,750

Equity Compensation Plans
not Approved by Security
Holders                                  N/A                       N/A                        N/A                   N/A
                               -----------------------     --------------------    -------------------------    -----------
   Total                               178,776                     N/A                      315,149               493,925
                               =======================     ====================    =========================    ===========

(1) Stock Options

      The Company has a stock award and incentive program that permits the issuance of up to 500,000 options to employees on terms as determined by the Board of Directors. In addition, the Company has an award program that permits option grants to Directors up to a maximum of 75,000 shares.

      Under the terms of the plans, options granted may be either non-qualified or incentive stock options and the exercise price, determined by the Stock Option committee, may not be less than the fair market value of the Company's Common Stock on the dates of the grant.

(2) Warrants

      On January 14, 1997, the Company issued warrants to purchase 18,750 shares of Common Stock at $20.00 per share to the principal of a company to rescind an acquisition transaction. The warrants are immediately exercisable and will expire on July 23, 2004.

ITEM 6. SELECTED FINANCIAL DATA

      The following selected consolidated financial data as of and for the year ended December 31, 2003 has been derived from the Company's Consolidated Financial Statements included elsewhere in this Form 10-K which have been audited by Mahoney Cohen and Company, CPA, P.C., independent auditors, whose report thereon is also included herein. The selected consolidated financial data as of December 31, 2002 and for each of the years in the two year period ended December 31, 2002 have been derived from the Company's Consolidated Financial Statements which have been audited by Deloitte & Touche LLP, the Company's former independent auditors whose report is also included herein. The selected consolidated financial data as of December 31, 2001, 2000 and 1999 and for the fiscal years ended December 31, 2000 and 1999 have been derived from the Company's Consolidated Financial Statements, which are not included herein. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and its Subsidiaries and related notes thereto incorporated by reference herein.

                                                                                Year Ended
                                                ============================================================================
                                                December 31,    December 31,    December 31,    December 31,    December 31,
                                                    1999            2000            2001            2002            2003
                                                ============================================================================
                                                                    (In thousands, except per share data)
Consolidated Statement of Operations Data:
 Net sales ................................      $ 173,749       $ 151,055       $ 152,180       $ 107,102       $  92,351
 Cost of sales ............................        138,816         124,073         117,497          80,345          70,895
                                                 ---------       ---------       ---------       ---------       ---------
 Gross profit .............................         34,933          26,982          34,683          26,757          21,456
 Selling, general and
 Administrative expenses ..................         33,002          28,194          28,367          22,339          22,011
 Amortization of goodwill and other
  related acquisition costs (2) ...........          1,390           1,437           1,489              --              51
 Provision for settlement of litigation ...          5,875             599              --              --              --
 Write-down of assets held for sale .......             --              --             300             150              36
 Restructuring Charge .....................             --             500              --              --              --
                                                 ---------       ---------       ---------       ---------       ---------
 Operating income (loss) ..................         (5,334)         (3,748)          4,527           4,268            (642)
 Interest expense, net ....................          4,007           5,097           4,703           2,039           1,535
                                                 ---------       ---------       ---------       ---------       ---------
 Income (loss) before income taxes ........         (9,341)         (8,845)           (176)          2,229          (2,177)
 Income tax expense (benefit) .............             87              88            (220)             36             (55)
                                                 ---------       ---------       ---------       ---------       ---------
 Income (loss) before cumulative effect
  in change in accounting principle .......         (9,428)         (8,933)             44           2,193          (2,122)
 Cumulative effect of change in
  accounting principle (2) ................             --              --              --          28,744              --
                                                 ---------       ---------       ---------       ---------       ---------
 Net income (loss) ........................      $  (9,428)      $  (8,933)      $      44       $ (26,551)      $  (2,122)
                                                 =========       =========       =========       =========       =========
Basic income (loss) per Common Share (1):
 Income (loss) before accounting change ...      $   (2.65)      $   (2.26)      $    0.01       $    0.50       $   (0.49)
 Cumulative effect of accounting change(2)              --              --              --           (6.58)             --
                                                 ---------       ---------       ---------       ---------       ---------
    Net income (loss) .....................      $   (2.65)      $   (2.26)      $    0.01       $   (6.08)      $   (0.49)
                                                 =========       =========       =========       =========       =========
 Shares used in the calculation of
  basic income (loss) per share ...........          3,552           3,957           4,367           4,367           4,367
                                                 =========       =========       =========       =========       =========
Diluted income (loss) per Common Share (1):
 Income (loss) before accounting change ...      $   (2.65)      $   (2.26)      $    0.01       $    0.50       $   (0.49)
 Cumulative effect of accounting change(2)              --              --              --           (6.58)             --
                                                 ---------       ---------       ---------       ---------       ---------
    Net income (loss) .....................      $   (2.65)      $   (2.26)      $    0.01       $   (6.08)      $   (0.49)
                                                 =========       =========       =========       =========       =========
 Shares used in the calculation of
  diluted income (loss) per share .........          3,552           3,957           4,388           4,418           4,367
                                                 =========       =========       =========       =========       =========
Consolidated Balance Sheet Data:
 Working capital ..........................      $  48,302       $  39,199          34,891       $  25,306       $  33,761
 Total assets .............................        101,837          91,343          82,400          43,439          50,765
 Long-term debt, including current portion          42,775          42,147          35,777          23,983          36,060
 Stockholders' equity .....................         41,881          33,653          33,697           7,146           5,024

----------
(1) All per share amounts and the shares used in the calculation of basic and diluted (loss) per share have been retroactively restated to reflect the one for four reverse stock split effective April 20, 2000.
(2) As discussed in Notes 1 and 4 to the Consolidated Financial Statements, in 2002, the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement on Financial Accounting Standards ("SFAS") No. 142 and recorded a charge of $28.7 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introductory Overview

      The Company is engaged in the women's apparel business. The Company's business consists of importing and marketing women's apparel, consisting primarily of women's sportswear and coats, to its retail customers who in turn sell the Company's products to the ultimate retail consumer. The business of the Company is highly competitive. The Company's products consist of its own brand names ("Branded Products") as well as those produced under a licensing arrangement for the use of Pierre Cardin(R), Harve Benard(R), Bill Blass(R), Z. Cavaricci(R) and Nicole Miller(R) trademarks ("Trademark Products"). In addition to selling its Branded and Trademark Products to its customers, the Company develops specific product ("Private Label Products") for some of its larger accounts, such as mass merchandisers and national chains.

      The women's apparel business is characterized by a large number of small companies selling unbranded merchandise, and by several large companies that have developed widespread consumer recognition of the trademarks and brand names associated with merchandise sold by these companies. In addition, retailers to whom the Company sells its products have sought to expand the development and marketing of their own brands and to obtain women's apparel products directly from the same sources from which the Company obtains its products.

      The Company's women's apparel business provides product for department stores, specialty stores, regional chains, discounters and warehouse clubs. Sportswear is marketed for four selling seasons a year. The Company's women's coat products, consisting of outerwear and rainwear, are marketed for two specific selling seasons. To be competitive, the Company is required to create a substantially new line of products for each selling season. In this competitive environment, the Company's Branded Products, which do not have widespread consumer recognition, although they are well known by the Company's retail customers, must compete with widely recognized brand names of product produced by the Company's competitors. The Company's Trademark Products have widespread brand recognition but they must compete against other widely know brands. In addition, the Company makes presentations throughout the year to Private Label accounts. The Company does not have long-term contracts with any of its customers and, therefore, its business is subject to unpredictable increases and decreases in sales depending upon the size and number of orders that the Company receives each time it presents its products to its customers.

      In this climate, the Company must constantly change its product mix to sell to its customers. This requires the Company not only to design products which it anticipates will have commercial appeal, but also to develop, acquire and sometimes discontinue the use of Brands and Trademarks. Thus, for the year ended December 31, 2002, the Company's Net Sales were $107.1 million, of which approximately 44% consisted of sales of Trademark Product, 48% consisted of Branded Product and the balance of Private Label Product. For the year ended December 31, 2003, the Company's Net Sales were $92.3 million, of which approximately 35% consisted of sales of Trademark Product, 40% consisted of Branded Product and the balance of Private Label Product.

      In 2003 the Company discontinued the marketing of products under the Rebecca Jones Brand and acquired the Z. Cavaricci(R), Nicole Miller(R) and Bill Blass(R) Trademarks for certain products. The Company's 2003 Net Sales for discontinued Brands were $1.5 million. Net Sales under the Bill Blass(R) trademarks in 2003, were approximately $7.0 million. Sales under the Company's
Z. Cavaricci(R) and Nicole Miller(R) Trademarks are planned to begin in 2004. On October 1, 2003, the Company acquired its Robyn Meredith Division, which primarily sells Private Label Brands. In the fourth quarter this division accounted for 25.6% of the fourth quarter sales and 8.9% of sales for the entire year.

      Of the Company's net sales for Fiscal 2003, department stores accounted for approximately 56%, wholesale clubs approximately 15%, catalog customers approximately 11%, mass merchants approximately 2%, chain stores approximately 2%, specialty retailers approximately 5% and other customers approximately 9%.

      At March 12, 2004, the Company had unfilled, confirmed customer orders of approximately $30.4 million, compared to approximately $24.8 million of such orders at March 14, 2003, with such orders generally scheduled for delivery within three to six months of confirmation, although some extend until the end of the year. The amount of unfilled orders at a particular time is affected by a number of factors, including the scheduling of the production and shipment of garments, which in some instances may be delayed or accelerated at the customer's request. Generally, a comparison of unfilled orders from period to period may not necessarily be meaningful nor be indicative of eventual actual shipments. There can be no assurance that cancellations, rejections and returns will not reduce the amount of sales realized from the backlog of orders. In addition, much of the Company's products are unbranded and based upon the current retail conditions, customers are placing orders for product closer to need. Therefore, it is difficult for the Company to estimate its future performance based upon the back log of current orders.

      Because of the challenges faced by the foregoing changing factors, the Company's management is constantly assessing the acceptance of its product mix and making adjustments accordingly.

Results of Operations

      The following table sets forth selected operating data of the Company as percentages of net sales, for the periods indicated below:

                                                                    December 31,
                                                                    ------------
Year Ended                                                2001          2002          2003
--------------------------------------------------------------------------------------------
Net sales .........................................       100.0%        100.0%        100.0%
Cost of sales .....................................        77.2          75.0          76.8
                                                         ------        ------        ------
Gross profit ......................................        22.8          25.0          23.2
Selling, general and administrative expenses ......        18.6          20.9          23.8
Amortization of intangibles .......................         1.0            --           0.1
Write-down of assets held for sale ................         0.2           0.1            --
                                                         ------        ------        ------
Operating income (loss)............................         3.0           4.0          (0.7)
Interest expense, net .............................         3.1           1.9           1.7
                                                         ------        ------        ------
Income (loss) before income taxes .................        (0.1)          2.1          (2.4)
Income tax (benefit) ..............................        (0.1)          0.1          (0.1)
                                                         ------        ------        ------
Income (loss) before cumulative effect of change in
accounting principle ..............................          --           2.0          (2.3)
Cumulative effect of change in accounting principle          --          26.8            --
                                                         ------        ------        ------
Net income (loss) .................................         0.0%        (24.8%)        (2.3%)
                                                         ======        ======        ======

Comparison of Fiscal 2003 with Fiscal 2002

Net Sales

      Net Sales decreased by $14.8 million or 13.8% from $107.1 million in Fiscal 2002 to $92.3 million in Fiscal 2003. The net decrease in sales was caused by a deterioration of some of the Company's non-branded products appeal in the marketplace, increased competition from customers' own labels and the continuing slow retail environment. In addition, the Company experienced a decrease in orders for certain products made under licensed trademarks in favor of competitors whose brand names provided more appeal. To a certain degree, these decreases were offset by increases in the Company's private label businesses and by the sales generated by the two divisions acquired late in the year; Robyn Meredith and Donnkenny Coats.

Gross Profit

      Gross profit in 2003 was $21.4 million, or 23.2% of net sales, compared to $26.8 million, or 25.0% of net sales, in 2002. The decrease in gross profit as a percentage of net sales was primarily attributable to the sale of excess inventory and strong price competition in the marketplace.

Selling, General and Administrative Expenses

      Selling, general and administrative expenses ("SG&A") decreased to $22.0 million in 2003 from $22.3 million in 2002. The decrease in selling, general and administrative expenses was primarily due to reductions in headcount and reductions in distribution, sales, design and product-related expenses. These reductions were offset by additional expenses incurred attributable to the two divisions acquired late in the year, Robyn Meredith and Donnkenny Coats. In addition, in 2003, the Company recorded a provision for bad debts not sold to its commercial factor of $0.9 million due to the fact that the ultimate collection of the balance of a certain receivable is in dispute. The Company intends to vigorously pursue the collection of this receivable.

Operating Income

      In 2003, the Company had operating income of $0.6 million versus $4.3 million for 2002.

Interest Expense

      In 2003, interest expense was $1.5 million versus $2.0 million in 2002. The decrease was attributable to lower borrowings under the Company's credit agreement due to decreased inventory purchases and lower operating expenses and a decrease in the Company's interest rate.

Net Income (Loss)

      In 2003, the Company reported a net loss of $2.1 million or $(0.49) per share versus a net loss of $26.6 million, or $(6.08) per share in 2002.

Fiscal 2002 Compared to Fiscal 2001

Net Sales

      Net Sales decreased by $45.1 million or 29.6% from $152.2 million in Fiscal 2001 to $107.1 million in Fiscal 2002. The decline in the net sales was primarily due to the elimination of certain product lines including the Decade dress line, a significant cashmere program, career private label, the de-emphasis and consolidation of Pierre Cardin Options into Pierre Cardin and the continuing slow retail environment, which caused a drop in the Company's core business.

Gross Profit

      Gross profit for Fiscal 2002 was $26.8 million, or 25.0% of net sales, compared to $34.7 million, or 22.8% of net sales, for Fiscal 2001. The increase in gross profit as a percentage of net sales was primarily attributable to decreases in the levels and sales of non-current inventory and the continued effort to improve sourcing.

Selling, General and Administrative Expenses

      Selling, general and administrative expenses ("SG&A") decreased to $22.3 million in Fiscal 2002 from $28.4 million in Fiscal 2001. The decrease in selling, general and administrative expenses was primarily due to reductions in headcount and reductions in distribution sales, design and product-related expenses.

Amortization of Goodwill and Other Related Acquisition Costs

      As a result of the Company's adoption of SFAS No. 142 the Company ceased the amortization of goodwill and other intangible assets with the indefinite lives in 2002 as compared to amortization of $1.5 million in 2001 (see Recent Accounting Pronouncements and Note 4 to the Consolidated Financial Statements).

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

Net Income Before Cumulative Effect of Change in Accounting Principle

      In Fiscal 2002 the Company reported net income before cumulative effect of change in accounting principle of $2.2 million of $0.50 per share versus a net income of $44,000, or $0.01 per share in Fiscal 2001.

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

Net Income (Loss)

      In Fiscal 2002 the Company reported a net loss of $26.6 million or $(6.08) per share versus a net income of $44,000, or $0.01 per share in Fiscal 2001.

Liquidity and Capital Resources

      The Company's liquidity requirements arise from the funding of working capital needs, primarily inventory and accounts receivable, and interest and principal payments related to certain indebtedness and capital expenditures. The Company's borrowing requirements for working capital fluctuate throughout the year.

      On June 29, 1999, the Company and its operating subsidiaries signed a Credit Agreement (the "Credit Agreement") with CIT Group/Commercial Services (the "Lender"). The Credit Agreement initially provided the Company with a $75 million facility comprised of a $72 million revolver with sublimits up to $52 million for direct borrowings, $35 million for letters of credit, certain overadvances and a $3 million term loan which was paid in full as of June 30, 2002.

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

      In July 2000, the Credit Agreement was amended to provide for an additional $1.3 million term loan to finance an acquisition. This term loan bore interest at the prime rate plus 2% and was paid from January 1, 2001 to March 2003, at which time this term loan was paid.

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

      Effective January 1, 2002, the Company established covenants and the level of allowable overadvances with the lender to support its 2002 business plan. This Amendment and Waiver Agreement also amended the interest rate on the revolving credit borrowings to the prime rate plus one and three quarters percent and provide for an additional interest rate reduction effective July 1, 2002 if certain objectives were achieved (6.50% at January 1, 2002). No fee was paid in connection with the Amendment and Waiver. The Company had achieved the objectives and received an additional rate reduction effective July 1, 2002. The interest rate on the revolving credit borrowings was now prime plus one and one-half percent (5.75% at December 31, 2002).

      Effective January 1, 2003, the Company established convenants and the level of allowable overadvances with the Lender, through an Amendment to the Credit Agreement dated March 27, 2003, to support its 2003 business plan. The Amendment also amended the interest rate on the revolving credit borrowings to the prime rate plus and one-quarter percent. No fee was paid in connection with this amendment.

      Effective June 30, 2003, the Company through an Amendment and Waiver Agreement dated August 11, 2003, extended the Credit Agreement to June 30, 2007. This Amendment provides the Company with a $65 million facility with the original sublimits remaining the same. The interest rate on the revolving credit borrowings is the current prime rate plus one and one-quarter percent (5.25% at December 31, 2003). Fees paid in connection with this Amendment were $243,750. All other terms and conditions of the Credit Agreement remained unchanged.

      As of December 31, 2003, the Company was not in compliance with the quarterly financial covenants. The Lender has waived this non-compliance. The Company paid a fee of $100,000 in connection with this waiver.

      At the end of Fiscal 2003, direct borrowings under its Credit Agreement were $35 million. Additionally, the Company had letters of credit outstanding of $6.6 million, with an unused facility of $23.4 million. At the end of Fiscal 2002, direct borrowings, term loan balance and letters of credit outstanding under the credit facility were $23.7 million, $0.3 million and $11.8 million, respectively.

      Effective January 1, 2004, the Company established covenants and the level of allowable overadvances with the lender, through an Amendment to the Credit Agreement dated March 26, 2004, to support its 2004 business plan. No fee was paid in connection with the Amendment.

      The Company also has a factoring agreement with CIT Group/Commercial Services. The Company sells a substantial portion of its trade receivables to CIT Group without recourse, up to maximum credit limits established by CIT Group for each individual account. The factoring agreement provides for a factoring commission equal to .35% of gross sales, plus certain customary charges. The factoring agreement renews annually in June each year unless either party gives appropriate notice of nonrenewal.

      In connection with the acquisition of Robyn Meredith (see note 14 to the Consolidated Financial Statements), a note payable of $1.1 million was incurred. This note is payable in monthly installments of $33,333 including imputed interest at an interest rate of 5.25%. The final payment will be due October 2006.

      During Fiscal 2003, cash used by operating activities was $6.7 million, principally as the result of decreases in accounts payable and increases in inventory, accounts receivable and due from factor. During Fiscal 2002, cash provided by operating activities was $12.2 million, principally as the result of decreases in inventory and due from factor and increases in accounts payable offset by decreases in accrued expenses and other current liabilities.

      Cash used in investing activities in Fiscal 2003 included $0.4 million for the purchase of fixed assets, principally computer equipment and related software, the acquisition of Robyn Meredith of $3.4 million (including inventory acquired ) and the acquisition of the Bill Blass licenses of $0.5 million. Cash used in investing activities in Fiscal 2002 included $0.5 million for the purchase of fixed assets, principally computer equipment and related software, offset by $0.1 million received from the sale of property, plant and equipment. In Fiscal 2003, the Company was permitted to spend up to $2.0 million on the combination of capital investments or the repurchase of its own stock in accordance with the Credit Agreement described below.

      Cash provided by financing activities in Fiscal 2003 was $11.0 million which represents net borrowings under the Credit Agreement of $11.3 million partially offset by repayments of $0.3 million of a term loan and a note payable. Cash used in financing activities in Fiscal 2002 was $11.8 million which represents net repayments under the Credit Agreement of $10.7 million, and repayments of $1.1 million of a term loan.

      The Company believes that cash flows from operations and amounts available under the Credit Agreement will be sufficient for its needs for the next twelve months.

Contractual Commitments and Contingent Liabilities

      The following table summarizes the Company's contractual commitments and contingent liabilities at December 31, 2003:

Contractual Obligations               Payments due by     Less than        1-3 years        3-5 years        More than
(In Thousands)                        period               1 year                                             5 years

                                      Total
Long Term debt (1)                        $36,142          $   400          $   733          $35,009               --

Operating Leases (2)                      $ 9,530          $ 2,767          $ 4,372          $ 2,391               --

Guaranteed Minimum Royalties (3)          $ 7,643          $ 1,798          $ 5,020          $   550          $   275

Letters of Credit (4)                     $ 6,570          $ 6,570               --               --               --

Inventory Purchase Agreement (5)          $ 1,100          $ 1,100               --               --               --
                                          -------          -------          -------          -------          -------

Total                                     $60,985          $12,635          $10,125          $37,950          $   275

(1)   See Note 6 to the Consolidated Financial Statements

(2)   See Note 11e to the Consolidated Financial Statements

(3) The Company has guaranteed minimum royalties which represent those minimum amounts due in connection with the Pierre Cardin, Harve Benard, Bill Blass, Z. Cavaricci and Nicole Miller licenses.

(4) As of December 31, 2003, the Company was contingently liable for outstanding letters of credit (See Note 6 to the Consolidated Financial Statements).

(5)   See Note 11d to the Consolidated Financial Statements.

Off-Balance Sheet Arrangements

      The Company has not created, and is not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating its business. The Company does not have any arrangements or relationships with related entities that are not consolidated into the Company's financial statements that are reasonably likely to materially affect the Company's liquidity or the availability of capital resources.

      On May 1, 2003, the Company purchased certain assets from Rose Cloak & Suit Co., Inc. ("Rose Cloak"), an unrelated company. The purchased assets were used by the Company to establish its Donnkenny Coats Division. Two of the principals of Rose Cloak became full time employees of the Company and were allowed to continue their ownership interest in Rose Cloak. In connection with the asset purchase transaction, the Company agreed to purchase from Rose Cloak raw materials inventory for $2.7 million of which $1.6 million was purchased in 2003 and the balance is to be purchased in 2004. The Company believes that this was an arms length, commercially reasonable transaction. (See Contractual Commitments and Contingent Liabilities above).

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

Foreign Operations

      Attendant with the Company's increased reliance on foreign manufacturing is a risk of excess inventory. On some products the Company must commit to its foreign manufacturers and suppliers four to six months in advance of its selling season, often before the Company has received the majority of its orders from its customers. Thus, there exists the risk that the purchase orders by the Company's customers will be less than the amount manufactured. The Company believes that this risk is outweighed by the cost savings to the Company by manufacturing such products abroad. Conversely, in the event there exists excess demand for the Company's products, the lengthy production time for imported goods makes it difficult for the Company to purchase additional goods for the same selling season. The Company's relationships with foreign suppliers also are subject to the risks of doing business abroad, including currency fluctuations, restrictions on the transfer of funds and, in certain parts of the world, political instability. In order to mitigate this risk, all of the Company's foreign purchasing is done in U.S. dollars. Additionally, virtually all of the Company's imported merchandise is subject to United States Customs duties. In addition, bilateral agreements between the major exporting countries and the United States impose quotas, which limit the amount of certain categories of merchandise that may be imported into the United States. Because the United States may, from time to time, impose new quotas, duties, tariffs or other import controls or restrictions, the Company monitors import and quota-related developments. Any material increase in duty levels, material decrease in quota levels or material decrease in available quota allocation could adversely affect the Company's operations. The Company's operations have not been materially affected by any of these factors to date. However, due to the large portion of the Company's products which is produced abroad, any substantial disruption of its relationships with its foreign suppliers could have a material adverse effect on the Company's operations and financial condition.

Factors that May Affect Future Results and Financial Condition

      The Company's future operating results and financial condition are dependent upon its ability to successfully design, import and market apparel. Also impacting the Company and its operations are a variety of economic, social and political factors, including the following:

      o Risks associated with war and terrorist activities, including reduced shopping activity as a result of public safety concerns and disruption in the receipt and delivery of merchandise;

      o Changes in national and global microeconomic conditions in the markets where the Company sells or sources its products, including the levels of consumer confidence and discretionary spending, consumer income growth, personal debt levels, rising energy costs and energy shortages;

      o     Risks of increased sourcing costs;

      o Any significant disruption in the Company's relationships with its suppliers, manufacturers and employees.

      o     Risk of foreign currency fluctuations.

Recent Accounting Pronouncements

      In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements apply to the first fiscal year or interim period ending after March 31, 2004. The Company believes the adoption FIN 46 will not have a material impact on its reported consolidated financial position or results of operations.

      In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No.133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133. "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Company does not expect adoption of SFAS No. 149 to have an impact on the consolidated financial statements as the Company does not engage in derivative or hedging activity.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). The adoption of SFAS No.150 will not have an impact on the Company's reported consolidated financial position, results of operations or cash flows.

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

      Accounts Receivable and Due from Factor - Accounts Receivable and due from factor as shown on the Consolidated Balance Sheets, are net of allowances and anticipated discounts. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements, assessments of collectibility based on historic trends, an evaluation of the impact of economic conditions and other factors. The Company sells a substantial portion of its trade receivables to a commercial factor, without recourse, up to maximum credit limits established by the factor for each individual account. Receivables sold in excess of these limitations are subject to recourse in the event of non-payment by the customer. An allowance for discounts is based on those discounts relating to open invoices where trade discounts have been extended to customers. Costs associated with potential returns of products as well as allowable customer markdowns and operational charge backs, net of expected recoveries, are included as a reduction to net sales and are part of the provision for allowances. These provisions result from seasonal negotiations as well as historic deduction trends, net expected recoveries and the evaluation of current market conditions. The Company's historical estimates of these costs have not differed materially from actual results.

      Inventories - Inventory is stated at the lower of cost or market, cost being determined on the first-in, first-out method. Reserves for slow moving and aged merchandise are provided based on historical experience and current product demand. Inventory reserves for slow moving and aged merchandise were $1.3 million at December 31, 2003 and 2002. The Company evaluates the adequacy of the reserves quarterly. While markdowns have been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same level of markdowns as in the past.

      Valuation of Long-Lived Assets - The Company periodically reviews the carrying value of its long-lived assets for continued appropriateness. These reviews are based upon projections of anticipated future undiscounted cash flows. While the Company believes that its estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect evaluations.

      Income Taxes - The Company provides for income taxes only to the extent that it expects to pay taxes (primarily state and local taxes). The Company's cumulative net operating loss (NOL) carryforward of $20.0 million for federal income taxes and $31.0 million for state income taxes, have resulted in estimated tax benefits of $8.2 million as of December 31, 2003 being recorded as a deferred tax asset. The Company has recorded a valuation allowance against the entire net deferred tax asset balance due to the Company's history of unprofitable operations. However, should the Company conclude that future profitability is reasonably assured, the value of the deferred tax asset would be increased by eliminating some or all of the valuation allowance. Subsequent revisions to the estimated value of the deferred tax asset could cause the Company's provision for income taxes to vary from period to period; payments would remain unaffected until the benefit of the NOL is utilized.

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

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Interest Rate Risk - The Company is subject to market risk from exposure to changes in interest rates based primarily on its financing activities. The market risk inherent in the financial instruments represents the potential loss in earnings or cash flows arising from adverse changes in interest rates. Those debt obligations with interest rates tied to the prime rate are described in "Liquidity and Capital Resources", as well as Note 6 to the Consolidated Financial Statements. The Company manages these exposures through regular operating and financing activities. The Company has not entered into any derivative financial instruments for hedging or other purposes. The following quantitative disclosures are based on the prevailing prime rate. These quantitative disclosures do not represent the maximum possible loss or any expected loss that may occur, since actual results may differ from these estimates.

      At December 31, 2003 and 2002, the carrying amounts of the Company's revolving credit borrowings and term loans approximated fair value. The Company's revolving credit borrowings under its Credit Agreement bear interest at the prime rate plus one and one-quarter percent (5.25% at December 31, 2003). As of December 31, 2003, a hypothetical immediate 10% adverse change in prime interest rates (from 4.0% to 4.4%) relating to the Company's revolving credit borrowings and term loan would have a $0.1 million unfavorable impact on the Company's earnings and cash flows over a one-year period.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See Financial Statements following Item 15 of this Annual Report of Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Effective August 26, 2003 the Company discharged Deloitte & Touche LLP as its independent accountants. The reports of Deloitte & Touche LLP on the Company's consolidated financial statements for the past two fiscal years did not contain an adverse or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. The Company's Audit Committee participated in and approved the decision to change independent accountants.

      In connection with its audits for the two most recent fiscal years and through August 26, 2003, the Company had no disagreements with Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which would have caused them to make reference to the subject matter of the disagreement in connection with their reports.

      The Company requested that Deloitte & Touche LLP furnish it with a letter addressed to the SEC stating whether or not it agrees with the above statement. A letter from Deloitte & Touche LLP dated September 10, 2003 was provided, and an amended Form 8K/A dated September 11, 2003 containing that letter was filed with the Securities and Exchange Commission.

      The Company has engaged Mahoney Cohen & Company, CPA, P.C. as its new independent accountants. During the two most recent fiscal years and through August 26, 2003 the Company has not consulted with Mahoney Cohen & Company, CPA, P.C. regarding (i) the application of accounting principles to a specified transaction either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, and no written report or oral advice was provided to the Company concluding there was an important factor to be considered by the Company in reaching a decision as to an accounting, auditing, or financial reporting issue; (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a) (1)
(iv) of Regulation S-K and the related instruction to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a) (1) (iv) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

      The Company's management with the participation of Daniel H. Levy, the Chief Executive Officer and Maureen d. Schimmenti, the Chief Financial Officer has evaluated the effectiveness of the Company's disclosure controls and procedures as of the year covered by this report. Based on this evaluation the Company's Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be included in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended. Such evaluation did not identify any change in the Company's internal controls over financial reporting that occurred during the year ended December 31, 2003, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

      Daniel H. Levy, a director of the Company since 1997, became Chairman of the Board and Chief Executive Officer of the Company on January 1, 2000. Prior thereto, he had been a principal of and consultant to LBK Consulting Inc., a retail consulting business, since January 1997 and during the period of 1994 to April 1996. From April 1996 through January 1997, he served as Chairman of the Board and Chief Executive Officer of Best Products, Inc., a retail sales company which filed for bankruptcy in September 1996. From 1993 through 1994, Mr. Levy served as Chairman of the Board and Chief Executive Officer of Conran's, a retail home furnishings company. From 1991 to 1993, he was Vice Chairman and Chief Operating Officer of Montgomery Ward, a retail sales company. Mr. Levy is a director of Whitehall Jewellers, Inc. Mr. Levy is 60 years old.

      Maureen d. Schimmenti, has been Vice President and Chief Financial Officer of the Company since June 2001. She joined the Company in May 2000 as its Corporate Controller. Prior thereto, she was the Executive Vice President and Corporate Controller of the Anne Klein Company from 1986 to 2000. Ms. Schimmenti also serves as Secretary of the Company. Ms. Schimmenti is 52 years old.

      Sheridan C. Biggs, a director of the Company since 1997, is Executive-in-Residence at the Graduate College of Union University. Prior to that, he was a senior partner of Price Waterhouse, the accounting and consulting firm; he was with that firm for thirty-one years until his retirement in 1994. During his career at Price Waterhouse, Mr. Biggs served as a Vice Chairman and member of the firm's management committee. Mr. Biggs is 69 years old.

      Harvey Horowitz, a director of the Company since 1994, served as Vice President, and General Counsel of the Company from October 1, 1996 to February 28, 1998. Mr. Horowitz is of counsel to the law firm of Mintz & Gold LLP, which provides legal services to the Company. For more than five years, prior to October 1, 1996, he was a partner of the law firm Squadron, Ellenoff, Plesent & Sheinfeld, LLP. Mr. Horowitz is 61 years old.

      Robert A. Kasenter, a director of the Company since 2001, is the Vice President of Human Resources for EZ Corp., a company in the specialty consumer finance industry. He is also Chief Executive Officer of Strategic Executive Actions, a consulting firm specializing in human resources crisis management issues. Prior to that, he was the Executive Vice President, Human Resources & Corporate Communication for Montgomery Ward. He was employed by Montgomery Ward from June, 1968 until May, 1999 in various field and corporate positions. Mr. Kasenter is 57 years old.

      Richard C. Rusthoven, a director of the Company since 2000, is a retired retail Executive with a 35-year career in the retail and apparel business. He was President and Chief Operating Officer of Stix, Baer and Fuller, a retail department store in St. Louis, Missouri. He was also Chairman and Chief Executive Officer of the Outlet Department Store and Denby Apparel chain store of Providence, Rhode Island. He was President and Chief Executive Officer of TG&Y stores, a discount chain store in Oklahoma City, Oklahoma. He was President of Gentlemen's Warehouse, a men's specialty chain in New Bedford, Massachusetts and most recently was Executive Vice President of Apparel for Montgomery Ward & Company, Inc., a former retail chain based in Chicago, Illinois. Mr. Rusthoven is 63 years old.

      Robert W. Schwartz, a director of the company since July 1, 2003, is a Managing Director and founder of Schwartz Heslin Group, Inc. which specializes in corporate planning, finance and development. Mr. Schwartz was elected to the Board to fill the vacancy created by the resignation of Lynn Siemers. Mr. Schwartz also is a director of Docucon, Inc. a NASDAQ company. Mr. Schwartz is 58 years old.

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

      To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company during the fiscal year ended December 31, 2003, all Section 16(a) reporting requirements applicable to the Company's officers, directors and greater than ten percent shareholders were in compliance.

Audit Committee and Financial Reports

      The Board of Directors of the Company has established an Audit Committee from among its members consisting of Sheridan C. Biggs, Chair, Richard C. Rusthoven and Robert W. Schwartz. Each member of the Audit Committee meets the independence requirements of the Securities Exchange Act of 1934. Each member of the Audit Committee is financially literate, knowledgeable and qualified to review financial statements. The "audit committee financial expert" designated by the Company's Board of Directors is Sheridan C. Biggs, Chair of the Audit Committee and a former senior partner of Price Waterhouse, the accounting and consulting firm.

Code of Ethics

      The Company has adopted a code of business conduct and ethics applicable to the Company's Directors, Officers (including the Company's principal executive officer and principal financial officer) and all other Company employees known as the Standards of Business Conduct. A copy of the Company's Standards of Business Conduct is being filed with the Securities and Exchange Commission as exhibit 32.3 to this Annual Report on Form 10-K. The Company undertakes to provide to any person without charge, upon request, a copy of the Company's Standards of Business Conduct. Requests for such copy should be made in writing to the Company at its principal office, which is set forth on the first page of this Form 10-K, attention Chief Financial Officer.

ITEM 11. EXECUTIVE COMPENSATION

      The following table sets forth compensation paid in the fiscal years ended December 31, 2003, December 31, 2002, and December 31, 2001 to those persons who were, at December 31, 2003 (i) the chief executive officer and (ii) the chief financial officer.

                           SUMMARY COMPENSATION TABLE

                                                                       -------------------------------
                                                                                 Long Term
                                               Annual Compensation          Compensation Awards
                                              ----------------------------------------------------------------------------
                                                                                           Securities           All Other
                                  Fiscal                                Restricted         Underlying         Compensation
Name and Principal Position        Year        Salary        Bonus     Stock Awards       Options/SARs             (1)
--------------------------------------------------------------------------------------------------------------------------
Daniel H. Levy                     2003       $924,383     $191,250                                              $40,595
  Chairman of the Board and        2002       $895,054     $350,000                                              $ 7,449
     Chief Executive Officer       2001       $715,928     $200,000                                              $ 2,580

Maureen d. Schimmenti (2)          2003       $256,230     $ 22,591                                              $ 1,220
  Vice President and Chief         2002       $243,210     $ 43,702                                              $ 1,192
    Financial Officer              2001       $204,039     $ 10,000                                              $ 1,104

----------
(1) Represents insurance premiums paid by, or on behalf of, the Company during the covered fiscal year with respect to term life insurance for the benefit of the Named Executive Officer.

(2)   This individual became an Executive Officer in June 2001.

Employment Agreements

Daniel H. Levy

      As of January 1, 2000, Mr. Levy entered into an employment agreement with the Company to serve as its Chairman of the Board and Chief Executive Officer.

      Mr. Levy's employment agreement provided for a base annual salary of $500,000, as well as a discretionary performance bonus based on the achievement of goals to be set by the Compensation Committee of the Company's Board of Directors, and certain insurance benefits which are grossed up for tax impact. The Company paid Mr. Levy a relocation bonus of $25,000 in 2000, with a gross-up for the tax effect of this bonus.

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

      The agreement further states that if Mr. Levy's employment is terminated (except in certain limited circumstances) following a Change of Control, as defined, then Mr. Levy shall be entitled to receive severance benefits equal to three times the sum of his then base annual salary inclusive of performance bonus payable. Mr. Levy and his eligible dependents will be provided with medical insurance coverage at the Company's expense for a maximum of five years following termination.

2003 Stock Options Grants

      The Company's long-term performance ultimately determines compensation from stock options because stock option value is entirely dependent on the long-term growth of the Company's Common Stock price.

      The following table sets forth certain information concerning options granted to the Chief Executive Officer and the Named Executive Officers and Directors during Fiscal 2003, including information concerning the potential realizable value of such options.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                 Potential Realizable
                                                                                               Value at Assumed Annual
                                                                                                    Rates of Stock
                                                                                                Price Appreciation for
                                                   Individual Grants                                Option Term (1)
                               ----------------------------------------------------------      ------------------------
                               Number of
                               Securities      % of Total       Exercise
                               Underlying     # of Options      Price (3)      Expiration
            Name               Option (#)    Granted in 2003      ($/Sh)          Date         5% ($)           10% ($)
            ----               ----------    ---------------      ------          ----         ------           -------
Sheridan C. Biggs (2)             1,250            11.1%          0.7800        09/22/13         613             1,554
Harvey Horowitz (2)               1,250            11.1%          0.7800        09/22/13         613             1,554
Richard Rusthoven (2)             1,250            11.1%          0.7800        09/22/13         613             1,554
Robert A. Kasenter (2)            1,250            11.1%          0.7800        09/22/13         613             1,554
Harry A. Katz (2) (4)             1,250            11.1%          0.7800        10/01/04          48                98
Robert W. Schwartz (2)            3,750            33.3%          0.9700        07/01/13       2,288             5,797
Robert W. Schwartz (2)            1,250            11.1%          0.7800        09/22/13         613             1,554

----------
(1) The dollar amounts under these columns are the result of calculations at the 5% and 10% rates set by the SEC and, therefore, are not intended to forecast possible future appreciation, if any, of the Company's stock price.

(2) Represents options granted as directors pursuant to the Company's 1994 Non-Employee Director Option Plan.

(3) All options were granted at an exercise price equal to the market value of the Company's Common Stock on the date of grant.

(4) Mr. Katz resigned as a member of the Company's Board of Directors effective October 1, 2003.

                                AGGREGATE OPTION
                        EXERCISES IN LAST FISCAL YEAR AND
                       FISCAL YEAR ENDED OPTION VALUES(1)

                                                                   Number of Securities
                                                                  Underlying Unexercised             Value of Unexercised
                                    Shares                              Options at                  In-The-Money Options at
                                   Acquired                          December 31, 2003               December 31, 2003 (2)
                                  On Exercise      Value             -----------------               ---------------------
                                      (#)         Realized    Exercisable      Unexercisable     Exercisable    Unexercisable
                                      ---         --------    -----------      -------------     -----------    -------------
Daniel H. Levy (3)                                               43,750             --               --               --
Maureen d. Schimmenti (4)                                        16,000           19,000           34,400           40,850
Sheridan C. Biggs                                                30,000             --             51,063             --
Harvey Horowitz                                                  11,876             --              8,063             --
Robert A. Kasenter                                                6,250             --             13,438             --
Harry A. Katz                                                     6,250             --              5,375             --
Richard C. Rusthoven                                              7,500             --             16,125             --
Robert W. Schwartz                                                5,000             --             10,750             --

----------
(1) All options were granted at an exercise price equal to market value of the common stock on the date of grant.

(2) Amount reflects the market value of the underlying shares of common stock at the closing sales price reported on the Over-the-Counter Market on December 31, 2003 ($2.15 per share).

(3) Represents 6,250 options granted to him under the Company's 1994 Non-Employee Director Option Plan and 37,500 options granted to him in connection with the execution of his employment agreement.

(4) Represents 10,000 options granted pursuant to her employment under the Company's 1992 Stock Option Plan, and 25,000 options, which were granted in 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The following table sets forth certain information, as of March 12, 2004, with respect to beneficial ownership of the Company's Common Stock by: (i) each of the Company's directors, (ii) each of the Company's Named Executive Officers,
(iii) each person who is known by the Company beneficially to own more than 5% of the Company's Common Stock, and (iv) by all directors and executive officers who served as directors or executive officers as of March 12, 2004 as a group. For purposes of this table, beneficial ownership is defined in accordance with 13d-3 under the Securities Exchange Act of 1934, as amended and means generally the power to vote or dispose of the securities, regardless of any economic interest therein.

Name and Address                                           Common Stock                    Percentage of Outstanding
of Beneficial Owner                                     Beneficially Owned                           Shares
-------------------                                     ------------------                           ------
Daniel H. Levy                                               849,888 (1)                             19.46%
Bruce Galloway                                               285,650 (2)                              6.54%
1325 Avenue of the Americas
New York, NY 10019

Roger Tullberg                                                                                        8.71%
11 Knight Way                                                380,450 (3)
Mansfield, MA 02048

Sheridan C. Biggs                                             65,250 (4)                              1.49%
Harvey Horowitz                                               37,500 (5)                                 *
Robert A. Kasenter                                             9,750 (6)                                 *
Richard C. Rusthoven                                          42,000 (7)                                 *
Robert W. Schwartz                                             5,000 (8)                                 *
Maureen d. Schimmenti                                         31,000 (9)                                 *

All directors and officers as a group (7 persons)          1,040,388                                 23.82%

----------
*     Less than 1%.

      (1) Based on the Company's records and information filed in Schedule 13D/A filed with the Company on September 25, 2003, Daniel H. Levy is the beneficial owner of 849,888 shares of Common Stock, or 19.46% of the outstanding Common Stock, consisting of 806,138 shares of Common Stock owned directly by Mr. Levy, and 43,750 shares of Common Stock which Mr. Levy has a right to acquire pursuant to presently exercisable stock options which were issued to Mr. Levy pursuant to the Company's 1994 Non-Employee Director Option Plan.

      (2) Based on information contained in Schedule 13G/A filed with the Company on January 17, 2001.

      (3) Based on information contained in Schedule 13G/A filed with the Company on April 2, 2003.

      (4) Includes 35,250 shares owned by Sheridan C. Biggs and 30,000 shares underlying options, which were granted to Mr. Biggs pursuant to the Company's 1994 Non-Employee Director Option Plan. Such options are currently exercisable.

      (5) Includes 25,625 shares owned by Harvey Horowitz and 11,875 shares underlying options, which were granted to Mr. Horowitz pursuant to the Company's 1994 Non-Employee Director Option Plan. Such options are currently exercisable.

      (6) Includes 3,500 shares owned by Robert A. Kasenter and 6,250 shares underlying options which were granted to Mr. Kasenter pursuant to the Company's 1994 Non-Employee Director Option Plan. Such options are currently exercisable.

      (7) Includes 34,500 shares owned by Richard C. Rusthoven and 7,500 shares underlying options, which were granted to Richard C. Rusthoven pursuant to the Company's 1994 Non-Employee Director Option Plan. Such options are currently exercisable.

      (8) Includes 5,000 shares underlying options, which were granted to Robert W. Schwartz pursuant to the Company's 1994 Non-Employee Director Option Plan Such options are currently exercisable.

      (9) Includes 15,000 shares owned by Maureen Schimmenti and 6,000 shares underlying options granted to Maureen d. Schimmenti pursuant to her employment under the Company's 1992 Stock Option Plan and 10,000 shares granted in March 2002. Not included are 4,000 shares underlying options issued pursuant to her employment, which are exercisable 2004 and 2005, and 15,000 underlying options which were granted in March 2002, which are exercisable in January 2005, 2006 and 2007.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Mr. Horowitz is of counsel to the law firm of Mintz & Gold LLP, which provides legal services to the Company. Mintz & Gold LLP received $287,624 in fees during 2003 for legal services rendered to the Company.

      On October 1, 2003, the Company purchased certain assets from Robyn Meredith, Inc. an unrelated company. The purchased assets were used by the Company to establish its Robyn Meredith Division. The principals of Robyn Meredith, Inc. became employees of the Company. Some of the principals of Robyn Meredith, Inc. were also principals in H&W partnership, a company which owned real estate facility in Burlington New Jersey. The Company rents space for approximately $9,000 per month in the H&W building in Burlington New Jersey under a lease which the Company believes was an arms length, commercially reasonable transaction.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Aggregate fees billed to the Company for the year ended December 31, 2003 by the accounting firms retained during the year, Deloitte & Touche LLP and Mahoney Cohen & Company, CPA, P.C., see Item 9, and aggregate fees billed for the year ended December 31, 2002 by the accounting firm Deloitte & Touche, LLP.

                                               Year Ended         Year Ended
                                            December 31, 2003  December 31, 2002
Audit Fees (a) ...........................      $208,000           $226,000

Audit Related Fees (b) (d) ...............      $143,000           $ 46,000

Other Fees (c) (d) .......................      $  6,000           $ 30,000

(a) Includes fees in connection with the audit of the Company's consolidated financial statements and reviews of the consolidated financial statements included in the Company's Quarterly Reports on Form 10-Q.

(b) Includes fees for the audit of the Company's employee benefit plan, and acquisition due diligence services.

(c)   Other fees relate to tax advisory services.

(d) The Audit Committee has considered whether the provision of these services is compatible with maintaining the principal accountant's independence and has concluded that such services are compatible.

            All fees paid were reviewed and approved by the Audit Committee.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

      1.    Independent Auditors' Reports

            Consolidated Balance Sheets at December 31, 2003 and 2002

            Consolidated Statements of Operations for the Years ended December 31, 2003, 2002 and 2001

            Consolidated Statements of Stockholders' Equity for the Years ended December 31, 2003, 2002 and 2001

            Consolidated Statements of Cash Flows for the Years ended December 31, 2003, 2002 and 2001

            Notes to Consolidated Financial Statements

      2.    Financial Statement Schedule

            Valuation and Qualifying Accounts

      3.    The Exhibits, which are listed on the Exhibit Index attached hereto

(b) Reports on Form 8-K

      On December 11, 2003, the Company filed a Current Report on Form 8-K-A to amend Item 7 "Financial Statements, Pro Forma Financial Information and Exhibits" to include the financial statements of the Robyn Meredith Sportswear business (the business acquired).

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2004

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


                                        /s/ Daniel H. Levy
                                        ----------------------------------------
Dated: March 30, 2004                   Daniel H. Levy, Chairman of the Board of
                                        Directors and Chief Executive Officer
                                        (Principal Executive Officer)


                                        /s/ Maureen d. Schimmenti
                                        ----------------------------------------
Dated: March 30, 2004                   Maureen d. Schimmenti, Chief Financial
                                        Officer, Vice President-Finance and
                                        Secretary (Principal Financial and
                                        Accounting Officer)


                                        /s/ Sheridan C. Biggs
                                        ----------------------------------------
Dated: March 30, 2004                   Sheridan C. Biggs, Director


                                        /s/ Harvey Horowitz
                                        ----------------------------------------
Dated: March 30, 2004                   Harvey Horowitz, Director


                                        /s/ Robert A. Kasenter
                                        ----------------------------------------
Dated: March 30, 2004                   Robert A. Kasenter, Director


                                        /s/ Richard C. Rusthoven
                                        ----------------------------------------
Dated: March 30, 2004                   Richard C. Rusthoven, Director


                                        /s/ Robert W. Schwartz
                                        ----------------------------------------
Dated: March 30, 2004                   Robert W. Schwartz, Director

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

10.58 Employment Agreement between Beverly Eichel and the Company dated June 6, 2000.(16)

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

10.65 Amended and restated employment agreement between Daniel H. Levy and the Company dated January 1, 2002(20)

10.66           Employment agreement between Harry A. Katz and the Company dated
                January 1, 2002(20)

10.67 Amended and restated employment agreement between Lynn Siemers and the Company dated January 1, 2002(20)

10.68           Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(21)

10.69           Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(21)

10.70           The Ninth Amendment dated as of March 27, 2003, among the
                Company Lenders named therein and the CIT Group/commercial
                Services Inc.(23)

10.71 The Tenth Amendment among the Company Lenders named therein and the CIT Group/Commercial Services Inc. dated August 11,
                2003.(24)

99.1            Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(22)

99.2            Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(22)

99.3            Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(23)

99.4            Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(23)

99.5            Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(24)

99.6            Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(24)

31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (25),(26)

31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(25),(26)

32.1            Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                Pursuant to Section 906 of the Sarbanes-Oxley Act of
                2002.(25),(26),(27)

32.2            Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                Pursuant to Section 906 of the Sarbanes-Oxley Act of
                2002.(25),(26),(27)

32.3            Donnkenny Standards of Business Conduct.(27)

32.4 The Eleventh Amendment and Waiver among the Company Lenders named therein and the CIT Group/Commercial Services Inc. dated
                March 26, 2004.(27)

21              Subsidiaries of the Company.

----------
(1) Incorporated herein by reference to the Company's Registration Statement on Form S-1 (Registration No. 33-48243), as filed with the Commission on May 29, 1992 (the "Registration Statement").

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

(20) Incorporated herein by reference to the Company's Report on Form 10-Q filed with the Commission on May 15, 2002.

(21) Incorporated herein by reference to the Company's Report on Form 10-Q filed with the Commission on August 13, 2002.

(22) Incorporated herein by reference to the Company's Report on Form 10-Q filed with the Commission on November 12, 2002.

(23) Incorporated herein by reference to the Company's Report on Form 10-K filed with the Commission on March 28, 2003.

(24) Incorporated herein by reference to the Company's Report on Form 10-K filed with the Commission on May 14, 2003.

(25) Incorporated herein by reference to the Company's Report on Form 10-Q filed with the Commission on August 13, 2003.

(26) Incorporated herein by reference to the Company's Report on Form 10-Q filed with the Commission on November 13, 2003.

(27)  Filed herewith.

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of Donnkenny, Inc.:

      We have audited the accompanying consolidated balance sheet of Donnkenny, Inc. and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

      We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Donnkenny, Inc. and subsidiaries as of December 31, 2003, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Mahoney Cohen & Company, CPA, P.C.
New York, New York
March 15, 2004, except for Note 6,
  as to which the date is March 26, 2004

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Donnkenny, Inc.

      We have audited the accompanying consolidated balance sheet of Donnkenny, Inc. and subsidiaries (the "Company") as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the fiscal years in the two-year period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at
Item 15(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects the consolidated financial position of the Company as of December 31, 2002, and the results of its operations and its cash flows for each of the fiscal years in the two-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      As discussed in Notes 1 and 4 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets, to conform to Statement of Financial Accounting Standards No. 142.


/s/  Deloitte & Touche LLP
New York, New York
March 17, 2003
(March 27, 2003 as to Note 6)

                        DONNKENNY, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                      (in thousands, except per share data)

                                                         December 31,  December 31,
                                                             2003          2002
                                                         --------------------------
ASSETS
CURRENT ASSETS:
   Cash ..............................................     $     64      $     66
   Accounts receivable, net of allowances for doubtful        1,287           908
   accounts of $933 and  $116, respectively
   Due from factor, net ..............................       20,730        19,726
   Recoverable income taxes ..........................           --           203
   Inventories, net ..................................       20,128        15,949
   Prepaid expenses and other current assets .........        1,256           615
   Assets held for sale ..............................          270           402
                                                           --------      --------
   Total current assets ..............................       43,735        37,869
PROPERTY, PLANT AND EQUIPMENT, NET ...................        3,631         4,515
OTHER ASSETS .........................................          366           234
GOODWILL .............................................        1,641            --
OTHER INTANGIBLE ASSETS ..............................        1,332           821
                                                           --------      --------

TOTAL ................................................     $ 50,705      $ 43,439
                                                           ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of long-term debt .................     $    353      $    253
   Accounts payable ..................................        7,713        10,101
   Accrued expenses and other current liabilities ....        1,908         2,209
                                                           --------      --------
       Total current liabilities .....................        9,974        12,563
                                                           --------      --------
LONG-TERM DEBT .......................................       35,707        23,730

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock $.01 par value; authorized 500
      shares, issued none ............................           --            --
   Common stock, $.01 par value; authorized 20,000
      shares, issued and outstanding 4,367 ...........           44            44
   Additional paid-in capital ........................       50,449        50,449
   Accumulated deficit ...............................      (45,469)      (43,347)
                                                           --------      --------
   Total stockholders' equity ........................        5,024         7,146
                                                           --------      --------

TOTAL ................................................     $ 50,705      $ 43,439
                                                           ========      ========

          See accompanying notes to consolidated financial statements.

                        DONNKENNY, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations
                 (in thousands, except share and per share data)

                                                               Year Ended        Year Ended      Year Ended
                                                              December 31,      December 31,    December 31,
                                                                  2003             2002             2001
                                                              ------------     ------------     ------------
NET SALES ...............................................     $    92,351      $   107,102      $   152,180
COST OF SALES ...........................................          70,895           80,345          117,497
                                                              -----------      -----------      -----------

       Gross Profit .....................................          21,456           26,757           34,683

OPERATING EXPENSES:
    Selling, general and administrative expenses ........          22,011           22,339           28,367
    Amortization of intangibles .........................              51               --            1,489
    Write-down of assets held for sale ..................              36              150              300
                                                              -----------      -----------      -----------

       Operating (loss) income...........................            (642)           4,268            4,527

OTHER EXPENSE:

    Interest expense ....................................           1,535            2,039            4,703
                                                              -----------      -----------      -----------

       Income (loss) before income taxes ................          (2,177)           2,229             (176)

INCOME TAX EXPENSE (BENEFIT) ............................             (55)              36             (220)
                                                              -----------      -----------      -----------

Income (loss) before cumulative effect of ...............          (2,122)           2,193               44
change in accounting principle

    Cumulative effect of change in accounting ...........              --           28,744               --
    principle (no tax benefit recognized)
                                                              -----------      -----------      -----------

    NET INCOME (LOSS) ...................................     $    (2,122)     $   (26,551)     $        44
                                                              ===========      ===========      ===========

    Basic earnings per common share:
       Income (loss) before accounting change ...........     $     (0.49)     $      0.50      $      0.01
       Cumulative effect of accounting change ...........              --            (6.58)              --
                                                              -----------      -----------      -----------
          Net income (loss) .............................     $     (0.49)     $     (6.08)     $      0.01
                                                              ===========      ===========      ===========

    Diluted earnings per common share:
       Income (loss) before accounting change ...........     $     (0.49)     $      0.50      $      0.01
       Cumulative effect of accounting change ...........              --            (6.58)              --
                                                              -----------      -----------      -----------
          Net income (loss) .............................     $     (0.49)     $     (6.08)     $      0.01
                                                              ===========      ===========      ===========

    Shares used in the calculation of earnings per share:
       Basic ............................................       4,367,417        4,367,417        4,367,417
                                                              ===========      ===========      ===========
       Diluted ..........................................       4,367,417        4,417,796        4,387,685
                                                              ===========      ===========      ===========

          See accompanying notes to consolidated financial statements.

                        DONNKENNY, INC. AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity
                                 (in thousands)

                                                                            Additional         Total
                                Preferred       Common         Paid-in      Accumulated    Stockholders'
                                  Stock          Stock         Capital        Deficit         Equity
                               ----------     ----------     ----------     -----------    -------------
BALANCE, DECEMBER 31, 2000     $       --     $       44     $   50,449     $  (16,840)     $   33,653
    Net Income ...........             --             --             --             44              44
                               ----------     ----------     ----------     ----------      ----------

BALANCE, DECEMBER 31, 2001             --             44         50,449        (16,796)         33,697
    Net Loss .............             --             --             --        (26,551)        (26,551)
                               ----------     ----------     ----------     ----------      ----------

BALANCE, DECEMBER 31, 2002             --             44         50,449        (43,347)          7,146
    Net Loss .............             --             --             --         (2,122)         (2,122)
                               ----------     ----------     ----------     ----------      ----------

BALANCE, DECEMBER 31, 2003     $       --     $       44     $   50,449     $  (45,469)     $    5,024
                               ==========     ==========     ==========     ==========      ==========

          See accompanying notes to consolidated financial statements.

                        DONNKENNY, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                           Year Ended     Year Ended     Year Ended
                                                                           December 31,   December 31,   December 31,
                                                                               2003           2002           2001
                                                                           ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss) .................................................     $  (2,122)     $ (26,551)     $      44
    Adjustments to reconcile net income (loss) to net cash
      provided by(used in)operating activities:
     Depreciation and amortization of plant, property
      and equipment ...................................................         1,313          1,499          1,140
     Loss on disposal of assets held for sale .........................            16             --              3
     Amortization of intangibles and other assets .....................            51             --          1,489
     Write-down of assets held for sale ...............................            36            150            300
     Cumulative effect of change in accounting principle ..............            --         28,744             --
     Allowance for doubtful accounts ..................................           817             20             20
    Changes in assets and liabilities, net of the effects
     of acquisitions and disposals:
     (Increase) decrease in accounts receivable .......................        (1,196)           (15)         1,111
     (Increase) decrease in due from factor ...........................        (1,004)         4,586          4,612
     (Increase) decrease in recoverable income taxes ..................           203            178           (226)
     (Increase) decrease in inventories ...............................        (1,331)         1,824          1,957
     (Increase) decrease  in prepaid expenses and other
        current assets ................................................          (641)           605            (43)
      (Increase) decrease in other non-current assets .................          (132)           134             62
     (Decrease) increase in accounts payable ..........................        (2,388)         2,341         (3,991)
     (Decrease) increase in accrued expenses and
        other current liabilities .....................................          (300)        (1,295)         1,194
                                                                            ---------      ---------      ---------
        Net cash provided by (used in) operating activities............        (6,678)        12,220          7,672
                                                                            ---------      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment .........................          (429)          (542)        (1,395)
    Proceeds from sale of assets held for sale ........................            80            143             67
    Acquisition of business ...........................................        (3,432)            --             --
    License acquisition cost ..........................................          (512)            --             --
                                                                            ---------      ---------      ---------
        Net cash used in investing activities .........................        (4,293)          (399)        (1,328)
                                                                            ---------      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayments of long-term debt ......................................          (310)        (1,113)        (1,523)
    Borrowings under revolving credit line ............................       103,483        102,112        153,960
    Repayments under revolving credit line ............................       (92,204)      (112,793)      (158,807)
                                                                            ---------      ---------      ---------
        Net cash provided by (used in) financing activities ...........        10,969        (11,794)        (6,370)
                                                                            ---------      ---------      ---------

NET INCREASE (DECREASE) IN CASH .......................................            (2)            27            (26)
CASH, AT BEGINNING OF YEAR ............................................            66             39             65
                                                                            ---------      ---------      ---------

CASH, AT END OF YEAR ..................................................     $      64      $      66      $      39
                                                                            =========      =========      =========

    Supplemental Disclosures of Cash Flow Information

    Income taxes paid .................................................     $       4      $      77      $      78
                                                                            =========      =========      =========
    Interest paid .....................................................     $   1,517      $   2,048      $   4,722
                                                                            =========      =========      =========

    Supplemental schedule of non-cash financing activites

    Issuance of note payable for the acquisition of
    the RMI business ..................................................     $   1,108      $      --      $      --
                                                                            =========      =========      =========

          See accompanying notes to consolidated financial statements.

                        DONNKENNY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2003, 2002 and 2001

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Nature of Business - The Company designs, imports and markets a broad line of moderately priced women's sportswear and coats and operates in one business segment. The Company's products are primarily sold throughout the United States by retail chains, department stores and smaller specialty shops.

      Principles of Consolidation - The Consolidated Financial Statements include the accounts of Donnkenny, Inc. and its wholly-owned subsidiaries (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

      Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities (such as accounts receivable, due from factor, inventories and valuation allowances for income taxes), and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Revenue Recognition - The Company recognizes sales upon shipment of products to customers as title and risk of loss passes upon shipment. Provisions for estimated uncollectible accounts, discounts and returns and allowances are provided when sales are recorded based upon historical experience and current trends.

      Accounts Receivable and Due from Factor - Accounts Receivable and due from factor as shown on the Consolidated Balance Sheets, are net of allowances and anticipated discounts. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements, assessments of collectibility based on historic trends, an evaluation of the impact of economic conditions and other factors. The Company sells a substantial portion of its trade receivables to a commercial factor, without recourse, up to maximum credit limits established by the factor for each individual account. Receivables sold in excess of these limitations are subject to recourse in the event of non-payment by the customer. An allowance for discounts is based on those discounts relating to open invoices where trade discounts have been extended to customers. Costs associated with potential returns of products as well as allowable customer markdowns and operational charge backs, net of expected recoveries, are included as a reduction to net sales and are part of the provision for allowances. These provisions result from seasonal negotiations as well as historic deduction trends, net expected recoveries and the evaluation of current market conditions. The Company's historical estimates of these costs have not differed materially from actual results.

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

      Estimated useful lives are as follows:

    Buildings and improvements .....................  9 to 38 years

    Machinery and equipment including computer
    equipment and software .........................  3 to 10 years

    Furniture and fixtures .........................  7 to 10 years

    Leasehold improvements .........................  7 to 10 years
                                                      (or lease term if shorter)

      Other Assets - Other Assets at December 31, 2003 and 2002 of $0.4 million and $0.2 million, respectively, represent net deferred financing costs, which are amortized over the term of the related debt agreement.

      Goodwill and Other Intangible Assets - At December 31, 2003, Goodwill and Other Intangible Assets were comprised of goodwill related to acquisitions, trademarks and licenses. At December 31, 2002, other Intangible Assets were related to licenses. In 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets", which changed the accounting for goodwill and other intangible assets to an impairment only approach. The Company periodically reviews its intangible assets to insure compliance with SFAS No. 142. (See Note 4 to the Consolidated Financial Statements). The Company ceased the amortization of goodwill and other intangible assets with indefinite lives as of January 1, 2002. Prior to the adoption of SFAS 142, goodwill and other intangible assets were amortized on a straight-line basis over the expected periods to be benefitted.

      Assessment of Asset Impairment - The Company periodically assesses the recoverability of the carrying value of long-lived assets, including identifiable intangible assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The assessment of recoverability of the carrying amount of an asset is based on estimated undiscounted future cash flows from the use of the asset and eventual disposition. If the estimated undiscounted future cash flows are less than the carrying value, an impairment loss is charged to operations based on the difference between the carrying amount and the fair value of the asset. Indefinite lived intangible assets are subject to an annual impairment test, which the Company performs in the fourth quarter of each fiscal year.

      Shipping and Handling Costs - Shipping and handling costs are recorded as a component of selling, general and administrative expenses in the consolidated statements of operations. Shipping and handling costs approximated $3.4 million, $3.3 million, and $4.7 million in years ended December 31, 2003, 2002 and 2001, respectively.

      Stock Based Compensation - The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net (loss) income, as all options granted under those plans had an exercise price equal to the fair market value of the Common Stock on the date of grant. The following table details the effect on net (loss) income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, to stock-based employee compensation using the Black-Scholes method of calculation.

                                            2003          2002           2001
                                         ---------     ---------      ---------
                                                 (in thousands, except
                                                   per share amounts)

Net (loss) income, as reported           $  (2,122)    $ (26,551)     $      44

Deduct: Total stock-based employee
   compensation expense determined
   under fair value based method,
   net of tax effects                           35           195            578
                                         ---------     ---------      ---------

Pro-forma net loss                       $  (2,157)    $ (26,746)     $    (534)
                                         =========     =========      =========

Earnings (loss) per share:
     Basic- as reported                  $   (0.49)    $   (6.08)     $    0.01
                                         =========     =========      =========
     Basic - pro-forma                   $   (0.49)    $   (6.12)     $   (0.12)
                                         =========     =========      =========
     Diluted - as reported               $   (0.49)    $   (6.08)     $    0.01
                                         =========     =========      =========
     Diluted - Pro-forma                 $   (0.49)    $   (6.13)     $   (0.12)
                                         =========     =========      =========

      The weighted-average Black-Scholes values of the options granted during 2003, 2002 and 2001, which were used to calculate the pro-forma compensation expense were $0.84, $0.83 and $0.54, respectively. The following weighted-average assumptions were used in the Black-Scholes option-pricing model for grants in 2003, 2002 and 2001 respectively: dividend yield of 0% for all periods, volatility of 249%, 253%, and 246%; risk-free interest rate of 3.73%, 2.40% and 4.05%; and expected lives of 7, 5 and 5 years.

      Advertising Expense - Advertising costs are expensed when incurred and are included in selling, general and administrative expenses. Advertising expenses of $1.2 million, $1.1 million and $1.0 million were recorded in the Company's Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001, respectively.

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

      Fair Value of Financial Instruments - The carrying amounts of significant financial instruments, which includes accounts receivable, accounts payable and accrued expenses, approximated fair value as of December 31, 2003 and December 31, 2002 due to their short-term maturities. Long-term debt approximates fair value due to its variable interest rate.

      Recent Accounting Pronouncements - In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements apply to the first fiscal year or interim period ending after March 31, 2004. The Company believes the adoption of FIN 46 will not affect its consolidated financial position or results of operations.

      In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No.133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133. "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Company does not expect adoption of SFAS No. 149 to have an impact on the consolidated financial statements as the Company does not engage in derivative or hedging activity.

      In May 2003, the FASB issued SFAS No.150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). The Adoption of SFAS No.150 will not have an impact on the Company's reported consolidated financial position, results of operations or cash flows.

      Reclassifications - Certain reclassifications have been made in 2002 and 2001 Consolidated Financial Statements to conform to the 2003 presentation.

2.    INVENTORIES

      Inventories consisted of the following at December 31, 2003 and,2002:

                                                    (in thousands)
                                                    --------------
                                                2003               2002
                                                ----               ----
      Raw materials .......................   $  3,317           $    701
      Work in process .....................      2,189                143
      Finished goods ......................     15,873             16,411
      Reserves ............................     (1,251)            (1,306)
                                              --------           --------
                                              $ 20,128           $ 15,949
                                              ========           ========

3.    PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consisted of the following at December 31, 2003 and 2002:

                                                                (in thousands)
                                                                --------------
                                                               2003        2002
                                                               ----        ----
Land and land improvements ...............................   $   213     $   131
Buildings and leasehold improvements .....................     3,773       4,530
Machinery and equipment including computer equipment and
software .................................................     5,992       6,044
Furniture and fixtures ...................................     1,193       1,224
                                                             -------     -------
                                                              11,171      11,929

 Less accumulated depreciation and amortization ..........     7,540       7,414
                                                             -------     -------
                                                             $ 3,631     $ 4,515
                                                             =======     =======

Assets Held for Sale

      During 2000 the Company completed the closing of all of its domestic manufacturing plants and put these facilities up for sale. In the years ended December 31,2003, 2002, and 2001, the Company recorded charges of $0.04 million, $0.2 million, and $0.3 million, respectively, related to the write-down of assets held for sale.

      As of December 31, 2002, assets held for sale included a total of two facilities. One of these facilities was sold on August 27, 2003. At December 31, 2003, the assets held for sale are recorded at their estimated net realizable value.

4.    GOODWILL AND OTHER INTANGIBLE ASSETS

      Goodwill and Other Intangible Assets consisted of the following at December 31, 2003 and 2002:

                                                        (In Thousands)
                                                    2003             2002
                                                    ----             ----

      Goodwill                                    $ 1,641          $    --

      Covenant not to Compete                          50               --

      License agreements                            1,333              821
      Accumulated amortization                        (51)              --
                                                  -------          -------
                                                    1,282               --
                                                  -------          -------
                                                  $ 2,973          $   821
                                                  =======          =======

      The goodwill which represented the excess purchase price over the fair value of the net assets acquired and the covenant not to compete are attributable to the acquisition of Robyn Meredith (see Note 14 to the Consolidated Financial Statements). The covenant not to compete will be amortized over the contract life of four years.

      Intangible assets of $0.8 million are attributable to those intangible assets acquired related to the Pierre Cardin license from the Beldoch acquisition, and is classified as an intangible asset with an indefinite life on the Company's December 31, 2003 and 2002 Consolidated Balance Sheets because the Company held the license in perpetuity. On February 12, 2004, the Company signed a new Pierre Cardin license to provide for a term of three years in exchange for reduced future minimum payments. Beginning in 2004, this intangible asset will be amortized over three years.

      Intangible assets of $0.5 million are attributable to costs in connection with the acquisition of the Company's licensing agreement to manufacture and sell coats under the Bill Blass (R), Bill Blass Signature (R), and Blassport (R) Labels. This intangible asset is being amortized over the expected lives of the licenses through 2009.

      Over the next five years, the amortization expense relating to intangible assets will be $0.4 million, $0.4 million, $0.4 million, $0.09 million and $0.08 million, respectively.

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

      Pro-forma results of operations for the year ended December 31, 2001 had the Company applied the non-amortization provisions of SFAS No. 142 in that period follows (in thousands, except per share amounts):

                                                 For the Year Ended December 31,
                                                        (in thousands)
                                                        --------------
                                                              2001
                                                              ----

Net income                                                 $      44
Add: Amortization of goodwill and intangibles                  1,489
                                                           ---------
Adjusted net income                                        $   1,533
                                                           =========

Basic and diluted net income per common share:
Net income                                                 $    0.01
Add: Amortization of goodwill and intangibles                   0.34
                                                           ---------
Adjusted net income                                        $    0.35
                                                           =========

5.    ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

      Accrued expenses and other current liabilities consisted of the following at December 31, 2003 and 2002:

                                                          (in thousands)
                                                          --------------
                                                         2003        2002
                                                         ----        ----
      Accrued salaries, benefits and bonuses .....      $  492      $  973
      Other accrued expenses .....................       1,416       1,236
                                                        ------      ------
      Total ......................................      $1,908      $2,209
                                                        ======      ======

      At December 31,2003, the Company included $0.7 million of outstanding checks in the Accounts Payable Balance.

6.    LONG-TERM DEBT

      Long-term debt consisted of the following at December 31, 2003 and 2002:

                                                        (in thousands)
                                                        --------------
                                                      2003           2002
                                                      ----           ----
      Revolving Credit Borrowings ..........        $35,009        $23,730
      Note Payable .........................          1,051             --
      Senior Term Loans ....................             --            253
                                                    -------        -------
      Total ................................         36,060        $23,983
      Less current maturities ..............            353            253
                                                    -------        -------
                                                    $35,707        $23,730
                                                    =======        =======

      Annual maturities of long-term debt are as follows:

                  2004.....................                      $   353
                  2005.....................                          372
                  2006.....................                          326
                  2007.....................                       35,009
                                                                 -------
                                                                 $36,060
                                                                 =======

      On June 29, 1999, the Company and its operating subsidiaries signed a Credit Agreement (the "Credit Agreement") with CIT Group/Commercial Services (the "Lender"). The Credit Agreement initially provided the Company with a $75 million facility comprised of a $72 million revolver with sub limits up to $52 million for direct borrowings, $35 million for letters of credit, certain overadvances and a $3 million term loan which was paid in full as of June 30, 2002.

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

      In July 2000, the Credit Agreement was amended to provide for an additional $1.3 million term loan to finance an acquisition. This term loan bore interest at the prime rate plus 2% and was paid from January 1, 2001 to March 2003, at which time this term loan was paid.

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

      Effective January 1, 2002, the Company established covenants and the level of allowable overadvances with the lender to support its 2002 business plan. This Amendment and Waiver Agreement also amended the interest rate on the revolving credit borrowings to the prime rate plus one and three quarters percent and provide for an additional interest rate reduction effective July 1, 2002 if certain objectives were achieved (6.50% at January 1, 2002). No fee was paid in connection with the Amendment and Waiver. The Company had achieved the objectives and received an additional rate reduction effective July 1, 2002. The interest rate on the revolving credit borrowings was now prime plus one and one-half percent (5.75% at December 31, 2002).

      Effective January 1, 2003, the Company established covenants and the level of allowable overadvances with the Lender, through an Amendment to the Credit Agreement dated March 27, 2003, to support its 2003 business plan. The Amendment also amended the interest rate on the revolving credit borrowings to the prime rate plus one and one- quarter percent. No fee was paid in connection with the Amendment.

      Effective June 30, 2003, the Company through an Amendment and Waiver Agreement dated August 11, 2003, extended the Credit Agreement to June 30, 2007. This Amendment provides the Company with a $65 million facility; the sublimits have remained the same. The interest rate on the revolving credit borrowings is the current prime rate plus one and one-quarter percent (5.25% at December 31, 2003). Fees paid in connection with this Amendment were $243,750. All other terms and conditions of the Revolving Credit Agreement remain unchanged.

      As of December 31, 2003, the Company was not in compliance with the quarterly financial covenants. The Lender has waived this non-compliance. The Company paid a fee of $100,000 in connection with this waiver.

      Effective January 1, 2004, the Company established covenants and the level of allowable overadvances with the lender, through an Amendment to the Credit Agreement dated March 26, 2004, to support its 2004 business plan. No fee was paid in connection with the Amendment.

      The Company also has a factoring agreement with CIT Group/Commercial Services. The factoring agreement provides for a factoring commission equal to ..35% of gross sales, plus certain customary charges. The factoring agreement renews annually in June each year unless either party to the agreement gives appropriate notice of non-renewal.

      In connection with the acquisition of Robyn Meredith (see Note 14 to the Consolidated Financial Statements), a note payable of $1.1 million was incurred. This note is payable in monthly installments of $33,333 including imputed interest at an interest rate of 5.25%. The final payment will be due October 2006.

      At December 31, 2003 and 2002, the Company was contingently liable for outstanding letters of credit issued amounting to $6.6 million and $ 11.8 million, respectively.

7.    INCOME TAXES

      Income tax expense (benefit) for the years ended December 31, 2003, 2002 and 2001 is comprised of the following:

                                                  (in thousands)
                                                  --------------
                                           2003         2002         2001
                                           ----         ----         ----
      Current:
          Federal .................       $  --        $  --        $(277)
          State and local .........         (55)          36           57
      Deferred ....................          --           --           --
                                          -----        -----        -----
                                          $ (55)       $  36        $(220)
                                          =====        =====        =====

      The Company received net refunds of $0.06 million in 2003 based upon the completion of audits of amended prior year returns for the State of Virginia. In 2001, the IRS and the Joint Committee on Taxation completed the audit of amended prior year tax returns. As a result, the Company received net refunds of $0.2 million in 2002.

      A reconciliation of the statutory Federal tax rate and the effective rate is as follows:

                                                    2003      2002      2001
                                                    ----      ----      ----
      Federal statutory tax rate ...............     (34)%     (34)%     (34)%
      State and local taxes, net of federal
          income tax benefit ...................       2        (1)       28
      Federal tax benefit of amended returns
          and other ............................      --        --      (157)
      Nondeductible items ......................      (3)       28       207

      Increase (decrease) of valuation allowance      32         7      (169)
                                                    ----      ----      ----
                                                      (3)%       0%     (125)%
                                                    ====      ====      ====

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

                                                      (in thousands)
                                                      --------------
                                                December 31,    December 31,
                                                    2003           2002
                                                    ----           ----
      Deferred tax assets:
          Accounts receivable allowances .....    $   360        $    45
          Inventory valuation ................        787            685
          Intangibles ........................        316            393
          Accrued expenses ...................         54            449
          State operating loss carryforwards .      1,426          1,350
          Federal operating loss carryforwards      6,814          6,208
          Other ..............................         97             97
                                                  -------        -------
              Deferred tax assets ............      9,854          9,227
                                                  -------        -------

      Deferred tax liabilities:
          Property, plant and equipment ......       (264)          (980)
                                                  -------        -------
              Deferred tax liabilities .......       (264)          (980)
                                                  -------        -------
      Net deferred tax asset .................      9,590          8,247
      Less valuation allowance ...............     (9,590)        (8,247)
                                                  -------        -------
      Net deferred taxes .....................    $    --        $    --
                                                  =======        =======

      As of December 31, 2003 and 2002, the Company recorded a valuation allowance against the net deferred tax assets due to uncertainty of their realization.

      As of December 31, 2003, the following Federal and State net operating loss carryforwards were available:

                                                       Net Operating Losses
                                                       --------------------
                                                          (in thousands)
                                                    ---------------------------
      Expiration Dates                               Federal            State
                                                    ---------        ----------
      2011......................................    $      --        $    6,024
      2012......................................           --             5,281
      2013......................................           --             4,390
      2014......................................           --             2,323
      2015......................................           --            12,467
      2016-2017.................................           --                --
      2018......................................        2,442               511
      2019......................................        2,616                --
      2020......................................       13,315                --
      2021-2022.................................           --                --
      2023......................................        1,650                --

8.    EMPLOYEE BENEFIT PLAN

      The Company sponsors an Employees' Savings 401(k) Plan (the "Plan") covering substantially all of its employees. Contributions to the Plan are made by the Company at the discretion of the Board of Directors. The Company matched the employee contributions for the years ended 2003, 2002 and 2001 in cash in the amounts of $105,000, $126,000 and $44,000, respectively.

9.    EARNINGS PER SHARE

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

      For the year ended December 31, 2003, the effect of options to purchase 90,000 shares of the Company's common stock was not considered for the diluted earnings per share calculation as their effect would be antidilutive. For the years ended December 31, 2002 and 2001 shares under stock plans of 50,379 and 20,268 were considered for the diluted earnings per share calculations.

10.   STOCK BASED COMPENSATION

      a. Stock Options

      The Company has a stock award and incentive program that permits the issuance of up to 500,000 options to employees on terms as determined by the Board of Directors. In addition, the Company has an award program that permits option grants to Directors up to a maximum of 75,000 shares.

      Under the terms of the plans, options granted may be either non-qualified or incentive stock options and the exercise price, determined by the Compensation committee, may not be less than the fair market value of the Company's Common Stock on the date of the grant.

      Information regarding the Company's stock option plans is summarized below.

                                               2003                         2002                        2001
                                     ------------------------      -----------------------     -----------------------
                                                    Weighted-                    Weighted-                   Weighted-
                                                     Average                      Average                     Average
                                                    Exercise                     Exercise                    Exercise
                                      Options         Price        Options         Price        Options        Price
                                      -------         -----        -------         -----        -------        -----
Outstanding at beginning of the
year............................      367,427         $5.64        294,253         $8.75        404,130       $ 9.85
Granted.........................       11,250         $0.84        136,250          0.84         53,750         0.54

Cancelled.......................     (218,651)        $5.74        (63,076)        $9.81       (163,627)        8.44
                                     --------         -----       --------         -----       --------       ------
Outstanding at end of year......      160,026         $5.16        367,427         $5.64        294,253       $ 8.75
                                     ========                     ========                     ========
Exercisable at end of year .....      131,026         $6.12        198,177         $9.55        212,603       $10.77
                                     ========                     ========                     ========
Available for grant at year
end.............................      315,149                      107,748                      180,922
                                     ========                     ========                     ========

     The options outstanding at December 31, 2003 range in price as follows:

                                       OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
                     ---------------------------------------------------------------------------------------------------
                                        Weighted-Average
Range of Exercise    Outstanding as   Remaining Contractual  Weighted-Average     Exercisable as of     Weighted-Average
      Prices         of 12/31/2003             Life           Exercise Price         12/31/2003          Exercise Price
      ------         -------------             ----           --------------         ----------          --------------
  0.00 -   7.23         135,000                 6.9               $  1.39              106,000             $  1.54
   7.23 - 14.45           4,375                 4.5               $ 11.29                4,375             $ 11.29
  14.45 - 28.90          13,125                 3.5               $ 16.61               13,125             $ 16.61
  28.90 - 43.35           1,750                 1.3               $ 33.25                1,750             $ 33.25
  43.35 - 65.25           3,751                 0.3               $ 44.25                3,751             $ 44.25
  65.25 - 72.25           2,025                 2.3               $ 72.25                2,025             $ 72.25

      The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the fair market value of the Common Stock on the date of grant.

      b.    Warrants

      On January 14, 1997, the Company issued warrants to purchase 18,750 shares of Common Stock at $20.00 per share to the principal of a company to rescind an acquisition transaction. The warrants are currently exercisable and will expire July 23, 2004.

11.   COMMITMENT AND CONTINGENCIES

a. On April 27, 1998, Wanda King, a former employee of the Company, commenced an action against the Company in the United States District Court for the Western District of Virginia. In her complaint, the Plaintiff sought damages in excess of $8.0 million claiming that she was constructively discharged by the Company. The Company interposed an Answer to the amended Complaint denying the material allegations asserted in the Complaint. This action is scheduled to go to trial in May 2004.

b. The Company is also a party to legal proceedings arising in the ordinary course of its business. Management believes that the ultimate resolution of these proceedings will not, in the aggregate, have a material adverse effect on financial condition, results of operations, liquidity or business of the Company.

c. The Company's License Agreements for the manufacture of garments under licensed trademarks provide for payments of annual minimum royalty amounts. The Company estimates that the minimum guaranteed royalties for these Licenses are approximately $7.6 million as of December 31, 2003. These minimum payments are payable over the terms of the Agreements, including renewal periods, through 2009. There are no maximums to the royalty amounts.

d. The Company has agreed to purchase $2.7 million of raw materials in connection with the manufacturing of coats. As of December 31, 2003, approximately $1.6 million has been purchased against this commitment. The balance will be purchased and paid in full by June 30, 2004.

e. Rental expense for operating leases for the years ended December 31, 2003, 2002 and 2001 approximated $2.9 million, $3.0 million, and $3.2 million respectively. Minimum future rental payments as of December 31, 2003 for operating leases with initial non-cancelable lease terms in excess of one year are as follows.

      Year Ending December 31,                                        Amount
      ------------------------                                    (in thousands)
                                                                  --------------
      2004   ..................................................        2,767
      2005   ..................................................        2,626
      2006   ..................................................        1,746
      2007   ..................................................        1,366
      2008   ..................................................        1,025
                                                                      ------
                                                                       9,530
                                                                      ======

f. The Company has an ongoing employment agreement with its Chairman of the Board and Chief Executive Officer for a continuous three year term with automatic extensions. The agreement provides for a minimum base annual salary of $850,000, a performance bonus based upon the bonus plan in effect for all other senior executives of the Company and certain insurance and other benefits.

12.   BUSINESS CONCENTRATIONS

      Substantially all of the Company's sales are made to customers in the United States. Sales to one chain store retailer accounted for approximately 28%, 18% and 18% of the Company's sales in 2003, 2002 and 2001, respectively. Sales to one wholesale club were 14%, 27% and 24% in 2003, 2002 and 2001 respectively. Sales to one catalog customer accounted for 5%, 8% and 9% of the Company's sales in 2003, 2002 and 2001 respectively. The Company records an allowance for doubtful accounts for those customers where it has exposure on the receivable. In 2003 the Company recorded a provision for bad debts not sold to its commercial factor of $0.9 million due to the fact that the ultimate collection of the balance of a certain receivable is in dispute. The Company intends to vigorously pursue the collection of this receivable. A substantial portion of the trade receivables are sold to a commercial factor, without recourse, and the risk of loss is minimal.

13.   SHAREHOLDERS RIGHTS PLAN

      On April 2, 1998, the Company's Board of Directors authorized a stockholder rights plan. Under the terms of the Plan, stockholders of record at the close of business on April 13, 1998 received a dividend distribution of one preferred stock purchase right for each outstanding share of the Company's Common Stock held. The rights will become exercisable only in the event, with certain exceptions that, an acquiring party accumulates fifteen percent or more of the Company's voting stock, or if a party announces an offer to acquire fifteen percent or more. The rights will expire on April 1, 2008.

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

      As of January 4, 2001, the Company amended its Rights Agreement to change the definition of "Exempt Person." The definition of an Exempt Person now includes a group consisting of persons who were at the time an executive and director of the Company and their affiliates, but only to the extent that such group does not become a beneficial owner of an additional 1% or more of the voting stock of the Company.

14.   ROBYN MEREDITH ACQUISITION

      On October 1, 2003, the Company acquired certain assets of Robyn Meredith Inc. ("RMI") in connection with its strategy to expand the Company's avenues of distribution. The assets that were acquired were the assets of RMI devoted to its women's sportswear business and consisted principally of inventory of finished goods, raw materials and trim and certain tradenames including the name "Robyn Meredith". The Company intends to continue to use these assets for the manufacture and distribution of women's sportswear. The purchase price paid to RMI was $4.6 million which was determined by valuing the inventory and through negotiations between the parties as to the balance of the purchase price.

      The Company's acquisition of RMI was accounted for by the purchase method of accounting, pursuant to which the acquisition consideration is allocated among the tangible and intangible assets in accordance with their estimated fair values on the date of acquisition. The results of operations of RMI since October 1, 2003, are included in the Company's Consolidated Statement of Operations. The total amount of goodwill is expected to be deductible for income tax purposes. The acquisition consideration and allocation of that consideration, which does not include any future purchase price adjustments based on subsequent performance thresholds, are as follows (in thousands):

      Acquisition consideration:
          Cash consideration paid                                   $3,168
          Issuance of Promissory Note, discounted                    1,108
          Transaction related fees                                     283
                                                                    ------

          Total acquisition consideration                           $4,559
                                                                    ======

      Allocation of acquisition consideration:
          Inventory                                                 $2,868
          Goodwill related to
                the acquisition                                      1,641
          Other intangible assets                                       50
                                                                    ------

                                                                    $4,559
                                                                    ======

Pro Forma Financial Information:

      The pro forma financial information (unaudited) presented below gives effect to the Robyn Meredith acquisition as if it had occurred as of the beginning of the Company's fiscal year 2002. The information presented below is for illustrative purposes only and is not intended to be indicative of results that would have been achieved or results which may be achieved in the future.

                                                                         Pro Forma Financial Information
                                                                 (in thousands, except share and per share data)
                                                                                  (unaudited)

                                                                                   Year Ended
                                                                   December 31, 2003          December 31, 2002
                                                                   -----------------          -----------------
         Net sales                                                      $114,600                  $134,223

         (Loss) income before cumulative effect of                        (3,010)                    1,407
         change in accounting principle

         Cumulative effect of change in accounting                            --                   (28,744)
         principle

                                                                        --------                  --------
         Net loss                                                        ($3,010)                 ($27,337)
                                                                        ========                  ========

         Net (loss) income per share

         Basic (loss) income per common share:
           (Loss) income  before accounting change                        ($0.69)                    $0.32
           Cumulative effect of accounting change                             --                    ($6.58)
                                                                        --------                  --------
             Net loss                                                     ($0.69)                   ($6.26)
                                                                        ========                  ========

         Diluted (loss) income per common share:
           Income (loss) before accounting change                         ($0.69)                    $0.32
           Cumulative effect of accounting change                             --                     (6.51)
                                                                        --------                  --------
             Net loss                                                     ($0.69)                   ($6.19)
                                                                        ========                  ========

15.   UNAUDITED QUARTERLY RESULTS OF OPERATIONS

      Unaudited quarterly financial information for the years ended December 31, 2003 and 2002 is set forth in the table below:

                                                             (in thousands, except per share amounts)
                                                             ----------------------------------------
                                                          First        Second        Third       Fourth
                                                         Quarter       Quarter      Quarter      Quarter
                                                       ----------     --------     --------     --------
2003
Net Sales                                              $   18,954     $ 17,846     $ 23,436     $ 32,115
Gross Profit                                           $    5,705     $  3,898     $  5,160     $  6,693
Net Income (loss)                                      $       55     $ (1,556)    $   (386)    $   (235)

Basic earnings (loss) per share                        $     0.01     $  (0.36)    $  (0.09)    $  (0.05)
                                                       ==========     ========     ========     ========

Diluted earnings (loss) per share                      $     0.01     $  (0.36)    $  (0.09)    $  (0.05)
                                                       ==========     ========     ========     ========

2002
Net Sales                                              $   24,438     $ 22,358     $ 30,688     $ 29,618
Gross Profit                                           $    6,417     $  5,188     $  7,933     $  7,219
Income (loss) before cumulative effect of change
in accounting principle                                $      359     $   (347)    $  1,574     $    607
Cumulative effect of change in accounting principle        28,744           --           --           --
                                                       ----------     --------     --------     --------
Net (loss) income                                      $  (28,385)    $   (347)    $  1,574     $    607
                                                       ==========     ========     ========     ========

Basic Income (loss) per Share
Income (loss) before accounting change                 $     0.08     $  (0.08)    $   0.36     $   0.14
Cumulative effect of accounting change                      (6.58)          --           --           --
                                                       ----------     --------     --------     --------
Basic (loss) earnings per share                        $    (6.50)    $  (0.08)    $   0.36     $   0.14
                                                       ==========     ========     ========     ========

Diluted Income (loss) per Share
Income (loss) before accounting change                 $     0.08     $  (0.08)    $   0.36     $   0.14
Cumulative effect of accounting change                      (6.58)          --           --           --
                                                       ----------     --------     --------     --------
Diluted (loss) earnings per share                      $    (6.50)    $  (0.08)    $   0.36     $   0.14
                                                       ==========     ========     ========     ========

      The sum of the quarterly net earnings per share amounts may not equal the full-year amount since the computations of the weighted average number of common-equivalent shares outstanding for each quarter and the full year are made independently.

                                 DONNKENNY, INC.

                      INDEX TO FINANCIAL STATEMENT SCHEDULE

Schedule II     Valuation and Qualifying Accounts ..........................

                                   SCHEDULE II

                                 DONNKENNY, INC.

                        Valuation and Qualifying Accounts

                               For the Years ended
                        December 31, 2003, 2002 and 2001

                                                Balance at          Charged to
                                               Beginning of         Costs and                             Balance at End
                                                  Period             Expenses           Deductions          of Period
                                            ------------------  ------------------  ------------------   -----------------
Year ended December 31, 2003
    Reserve for bad debts                            $116,000            817,000                  0              $933,000
    Reserve for discounts                                   0           (719,000)            719,000                    0
                                            ------------------                                           -----------------
       Subtotal for accounts receivable              $116,000                                                    $933,000
                                            ==================                                           =================
    Reserve for inventory markdowns                $1,306,000          2,601,000          (2,656,000)          $1,251,000
                                            ==================                                           =================

Year ended December 31, 2002
    Reserve for bad debts                            $104,000             20,000              (8,000)            $116,000
    Reserve for discounts                              12,000         (1,428,000)          1,416,000                    0
                                            ------------------                                           -----------------
       Subtotal for accounts receivable              $116,000                                                    $116,000
                                            ==================                                           =================
    Reserve for inventory markdowns                $1,107,000          3,022,000          (2,823,000)          $1,306,000
                                            ==================                                           =================

Year ended December 31, 2001
    Reserve for bad debts                             $93,000             20,000              (9,000)            $104,000
    Reserve for discounts                              16,000         (1,569,000)          1,565,000               12,000
                                            ------------------                                           -----------------
       Subtotal for accounts receivable              $109,000                                                    $116,000
                                            ==================                                           =================
    Reserve for inventory markdowns                $1,684,000          3,590,000          (4,167,000)          $1,107,000
                                            ==================                                           =================