Form 10-Q
period 2004-03-31
DONNKENNY INC
filed 2004-05-14
CIK 29693

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No ___ and (2) has been the subject to such filing requirements for the past 90 days. Yes [X] No ___.

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes ___ No [X].

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

   Common Stock $0.01 par value                              4,367,417
            (Class)                               (Outstanding at May 14, 2004)

                         DONNKENNY, INC AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (FORM 10-Q)

PART I - FINANCIAL INFORMATION                                              Page
                                                                            ----

Item 1.    Consolidated financial statements:

              Balance sheets as of March 31, 2004 (unaudited)
              and December 31, 2003............................................1

              Statements of operations for the three months ended
              March 31, 2004 and 2003 (unaudited)..............................2

              Statements of cash flows for the three months ended
              March 31, 2004 and 2003 (unaudited)..............................3

              Notes to Consolidated Financial Statements (unaudited)........4-11

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations.......................................12-18

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.........19

Item 4.    Controls and Procedures............................................19

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings..................................................20

Item 6.    Exhibits and Reports on Form 8-K...................................20

              Signatures......................................................21

              Certifications...............................................22-25

                        DONNKENNY, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                     (in thousands, except per share data)

                                                                      March 31,        December 31,
                                                                        2004              2003
                                                                   -------------     --------------
                                                                    (Unaudited)
CURRENT ASSETS
     Cash....................................................            $    88          $     64
     Accounts receivable, net of allowances for doubtful
     accounts of $864 and $933, in 2004 and 2003
     respectively............................................                386             1,287
     Due from factor, net....................................             18,300            20,730
     Inventories, net........................................             20,608            20,128
     Prepaid expenses and other current assets...............              1,198             1,256
     Assets held for sale....................................                260               270
                                                                         -------          --------
     Total current assets....................................             40,840            43,735
PROPERTY, PLANT AND EQUIPMENT, NET...........................              3,721             3,631
OTHER ASSETS.................................................                348               366
GOODWILL.....................................................              1,641             1,641
OTHER INTANGIBLE ASSETS......................................              1,244             1,332
                                                                         -------          --------
TOTAL........................................................            $47,794          $ 50,705
                                                                         =======          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current portion of long-term debt.......................            $   358          $    353
     Accounts payable........................................              8,532             7,713
     Accrued expenses and other current liabilities..........              1,811             1,908
                                                                         -------          --------
     Total current liabilities...............................             10,701             9,974
LONG-TERM DEBT...............................................             32,695            35,707

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock $.01 par value; authorized 500
     shares, issued none.....................................                 --                --
     Common stock, $.01 par value; authorized 20,000
     shares, issued and outstanding 4,367 shares
     in 2004 and 2003........................................                 44                44
     Additional paid-in capital..............................             50,449            50,449
     Accumulated deficit.....................................            (46,095)          (45,469)
                                                                         -------          --------
     Total Stockholders' Equity..............................              4,398             5,024
                                                                         -------          --------
TOTAL........................................................            $47,794          $ 50,705
                                                                         =======          ========

          See accompanying notes to consolidated financial statements.

                        DONNKENNY, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                (in thousands, except share and per share data)
                                  (unaudited)

                                                                       Three Months Ended
                                                                  ---------------------------------
                                                                  March 31, 2004     March 31, 2003
                                                                  --------------     --------------
NET SALES....................................................      $    23,680         $   18,954
COST OF SALES................................................           18,112             13,249
                                                                   ------------        -----------
     Gross profit............................................            5,568              5,705

OPERATING EXPENSES:
     Selling, general and administrative expenses............            5,722              5,346
     Amortization of  intangibles............................               88                 --
                                                                   ------------        -----------

        Operating (loss) income..............................             (242)               359

INTEREST EXPENSE.............................................              524                318
                                                                   ------------        -----------
     (Loss) income before income tax benefit.................             (766)                41

INCOME TAX BENEFIT...........................................             (140)               (14)
                                                                   ------------        -----------
     NET (LOSS) INCOME......................................       $      (626)        $       55
                                                                   ============        ===========


Basic (loss) income per common share:                              $     (0.14)        $     0.01
                                                                   ============        ===========

Diluted (loss) income per common share:                            $     (0.14)        $     0.01
                                                                   ============        ===========

Shares used in the calculation of (loss) income per share:
     Basic...................................................        4,367,417          4,367,417
                                                                   ============        ===========
     Diluted.................................................        4,367,417          4,419,543
                                                                   ============        ===========

          See accompanying notes to consolidated financial statements.

                        DONNKENNY, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                 (in thousands)
                                  (unaudited)

                                                                       Three Months Ended
                                                                  ---------------------------------
                                                                  March 31, 2004     March 31, 2003
                                                                  --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income............................................      $     (626)         $     55
Adjustments to reconcile net (loss) income to net cash
     provided by operating activities:

     Depreciation and amortization of plant, property and
     equipment...............................................             295               382
     Amortization of intangibles.............................              88                --
     Allowance for doubtful accounts.........................             (69)                3
Changes in assets and liabilities:
     Decrease (increase) in accounts receivable..............             970              (731)
     Decrease in amount due from factor......................           2,430             6,564
     Decrease in recoverable income taxes....................              --               141
     (Increase) decrease in inventories......................            (480)            2,388
     Decrease in prepaid expenses and other current
     assets..................................................              58                 8
     Decrease in other non-current assets....................              18                23
     Increase (decrease) in accounts payable.................             819            (5,181)
     Decrease in accrued expenses and other current
     liabilities.............................................             (97)             (350)
                                                                   ----------          --------
        Net cash provided by operating activities............           3,406             3,302
                                                                   ----------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property, plant and equipment...............            (375)              (26)
                                                                   ----------          --------
        Net cash used in investing activities................            (375)              (26)
                                                                   ----------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of long-term debt.............................             (87)             (253)
     Borrowings under revolving credit line..................          24,760            22,080
     Repayments under revolving credit line..................         (27,680)          (25,043)
                                                                   ----------          --------
        Net cash used in financing activities................          (3,007)           (3,216)
                                                                   ----------          --------

NET INCREASE IN CASH.........................................              24                60
CASH, AT BEGINNING OF PERIOD.................................              64                66
                                                                   ----------          --------

CASH, AT END OF PERIOD.......................................      $       88          $    126
                                                                   ==========          ========

SUPPLEMENTAL DISCLOSURES

Income taxes paid............................................      $        4          $      2
                                                                   ==========          ========

Interest paid................................................      $      525          $    319
                                                                   ==========          ========

          See accompanying notes to consolidated financial statements.

                        DONNKENNY, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the Rules of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules. The Company believes the disclosures made are adequate to make such financial statements not misleading. The results for the interim periods presented are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company's Report on Form 10-K for the year ended December 31, 2003. Balance sheet data as of December 31, 2003 have been derived from audited financial statements of the Company.

NOTE 2 - STOCK BASED COMPENSATION

     The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income as all options granted under those plans had exercise prices equal to the market value of the Common Stock on the dates of grant. The following table details the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Statement ("SFAS") No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, to stock-based employee compensation.

                                                 March 31, 2004     March 31, 2003
                                                 --------------     --------------
                                                (in thousands except per share data)
Net (loss) income, as reported                       $(626)                $55

Deduct: Total stock-based employee
   Compensation expense determined
   under fair value based method                         6                  31
                                                         -                  --

Pro-forma net (loss) income                          $(632)                $24
                                                     =====                 ===

(Loss) income per share:
     Basic- as reported                             $(0.14)              $0.01
                                                    ======               =====
     Basic - pro-forma                              $(0.14)              $0.01
                                                    ======               =====
     Diluted - as reported                          $(0.14)              $0.01
                                                    ======               =====
     Diluted - pro-forma                            $(0.14)              $0.01
                                                    ======               =====

     Information regarding the Company's stock option plan is summarized below:

                                            March 31, 2004                March 31, 2003
                                     ------------------------------ ----------------------------
                                                       Weighted-                   Weighted-
                                                        Average                     Average
                                        Options     Exercise Price    Options    Exercise Price
                                        -------     --------------    -------    --------------
Outstanding at beginning of the
period.........................         160,026         $5.16         367,427        $5.64
Granted........................              --            --              --           --
Exercised......................              --            --              --           --
Cancelled......................              --            --         (21,875)       $0.69
                                        -------         -----         -------        -----

Outstanding at end of period..          160,026         $5.16         345,552        $5.95
                                        =======         =====         =======        =====
Exercisable at end of period.           137,276         $5.88         229,552        $8.45
                                        =======         =====         =======        =====
Available for grant at period
end............................         315,149                       129,623
                                        =======                       =======

    The options outstanding at March 31, 2004 range in exercise price as follows:


                                                 OPTIONS OUTSTANDING                                  OPTIONS EXERCISABLE
                          ----------------------------------------------------------------------------------------------------------
                                                  Weighted-Average
                                                  ----------------
Range of Exercise          Outstanding as of    Remaining Contractual      Weighted-Average   Exercisable as of    Weighted-Average
-----------------          -----------------    ---------------------      ----------------   -----------------    ----------------
     Prices                   03/31/2004                Life                Exercise Price       03/31/2004         Exercise Price
     ------                   ----------                ----                --------------       ----------         --------------
 $0.00  -   $7.23               135,000                  6.9                    $ 1.39             112,250              $ 1.51
 $7.23  -  $14.45                 4,375                  4.3                    $11.29               4,375              $11.29
$14.45  -  $28.90                13,125                  3.3                    $16.61              13,125              $16.61
$28.90  -  $43.35                 1,750                  1.1                    $33.25               1,750              $33.25
$43.35  -  $65.03                 3,751                  0.1                    $44.25               3,751              $44.25
$65.03  -  $72.25                 2,025                  2.1                    $72.25               2,025              $72.25
                                -------                  ---                    ------             -------              ------
                                160,026                  6.3                      5.16             137,276               $5.88
                                =======                  ===                    ======             =======              ======

NOTE 3 - EARNINGS PER SHARE

Basic net (loss) income per share is computed by dividing net (loss) income attributable to common stockholders by the weighted number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income attributable to common stockholders by the weighted average number of common and common equivalent shares outstanding during the period.

For the three months ended March 31, 2004, the effect of options to purchase 90,000 shares of the Company's common stock at less than market value was not considered for the diluted earnings per share calculation as their effect would be antidilutive. For the three months ended March 31, 2003, shares under stock plans of 183,750 were considered for the diluted earnings per share calculation.

NOTE 4 - INVENTORIES

Inventories consist of the following:

                                    March 31,                     December 31,
                                      2004                            2003
                                      ----                            ----
                                                (In thousands)
Raw materials ...................   $ 3,670                          $ 3,317
Work-in-process .................     1,658                            2,189
Finished goods ..................    15,958                           15,873
Reserves.........................      (678)                          (1,251)
                                    -------                          -------
                                    $20,608                          $20,128
                                    =======                          =======

     Inventories at March 31, 2003 were $13.6 million consisting primarily of finished goods.

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

     Collateral for the Credit Agreement includes a first priority lien on all accounts receivable, machinery, equipment, trademarks, intangibles and inventory, a first mortgage on all real property and a pledge of the Company's stock interest in its operating subsidiaries, Donnkenny Apparel, Inc. and Beldoch Industries Corporation. The Credit Agreement contains numerous financial and operational covenants, including limitations on additional indebtedness, liens, dividends, stock repurchases and capital expenditures. In addition, the Company is required to maintain specified levels of tangible net worth and comply with a requirement for minimum earnings before depreciation, amortization, interest and taxes (EBITDA) and a minimum interest coverage ratio, all based upon the Company's annual business plans approved by the Lender.

     In July 2000, the Credit Agreement was amended to provide for an additional $1.3 million term loan to finance an acquisition. This term loan bore interest at the prime rate plus 2% through March 2003, at which time this term loan was paid.

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

     Effective January 1, 2002, the Company established covenants and the level of allowable overadvances with the Lender to support its 2002 business plan. This Amendment and Waiver Agreement also amended the interest rate on the revolving credit borrowings to the prime rate plus one and three quarters percent and provide for an additional interest rate reduction effective July 1, 2002 if certain objectives were achieved (6.50% at January 1, 2002). No fee was paid in connection with the Amendment and Waiver. The Company achieved the objectives and received an additional rate reduction effective July 1, 2002. The interest rate on the revolving credit borrowings was prime plus one and one-half percent (5.75% at December 31, 2002).

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

     Effective June 30, 2003, the Company through an Amendment and Waiver Agreement dated August 11, 2003, extended the Credit Agreement to June 30, 2007. This Amendment provides the Company with a $65 million facility; the sublimits have remained the same. The interest rate on the revolving credit borrowings is the current prime rate plus one and one-quarter percent (5.25% at March 31, 2004). Fees paid in connection with this Amendment were $243,750. All other terms and conditions of the Revolving Credit Agreement remained unchanged.

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

     As of March 31, 2004, the Company was in compliance with the quarterly financial covenants.

     The Company also has a factoring agreement with CIT Group/Commercial Services. The factoring agreement provides for a factoring commission equal to ..35% of gross sales, plus certain customary charges. The factoring agreement renews annually in June each year unless either party to the agreement gives appropriate notice of non-renewal.

     In connection with the acquisition of Robyn Meredith (see Note 9 to the Consolidated Financial Statements), a note payable of $1.1 million was incurred. This note is payable in monthly installments of $33,333 including imputed interest at an interest rate of 5.25%. The final payment will be due October 2006.

     At March 31, 2004 and December 31, 2003, the Company was contingently liable for outstanding letters of credit issued amounting to $4.3 million and $6.6 million, respectively.

NOTE 6 - GOODWILL AND INTANGIBLE ASSETS

Goodwill and Other Intangible Assets consisted of the following at March 31, 2004 and December 31, 2003:

                                                     (In Thousands)
                                              March 31,           Dec. 31,
                                              ---------           --------
                                                2004                2003
                                                ----                ----
        Goodwill                               $1,641              $1,641

        Covenant not to Compete                    50                  50

        License agreements                      1,333               1,333
        Accumulated amortization                 (139)                (51)
                                              -------             -------
                                                1,194               1,282
                                              -------             -------
                                               $2,885              $2,973
                                              =======             =======

     The goodwill which represented the excess purchase price over the fair value of the net assets acquired and the covenant not to compete are attributable to the acquisition of Robyn Meredith (see Note 9 to the Consolidated Financial Statements). The covenant not to compete is amortized over the contract life of four years.

     Intangible assets of $0.8 million are attributable to those intangible assets acquired related to the Pierre Cardin license which was classified as an intangible asset with an indefinite life on the Company's December 31, 2003 Consolidated Balance Sheet because the Company held the license in perpetuity. On February 12, 2004, the Company signed a new Pierre Cardin license to provide for a term of three years in exchange for reduced future minimum payments. Beginning in 2004, this intangible asset is being amortized over three years.

     Intangible assets of $0.5 million are attributable to costs in connection with the acquisition of the Company's licensing agreement to manufacture and sell coats under the Bill Blass(R), Bill Blass Signature(R), and Blassport(R) Labels. This intangible asset is being amortized over the expected lives of the licenses through 2009.

NOTE 7 - RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements apply to the first fiscal year or interim period ending after March 31, 2004. The adoption of FIN 46 did not have an impact on the Company's consolidated financial position or results of operations.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have an impact on the consolidated financial statements as the Company does not engage in derivative or hedging activity.

     In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). The adoption of SFAS 150 did not have an impact on the Company's reported consolidated financial position, results of operations or cash flows.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

     a. On April 27, 1998, Wanda King, a former employee of the Company, commenced an action against the Company in the United States District Court for the Western District of Virginia. By Order dated May 4, 2004, based upon the case being settled, the action was dismissed. The Company has accrued the settlement amount on the March 31, 2004 financial statements.

     b. The Company is a party to legal proceedings arising in the ordinary course of its business. Management believes that the ultimate resolution of these proceedings will not, in the aggregate, have a material adverse effect on the financial condition, results of operations, liquidity or business of the Company.

     c. The Company's License Agreements for the manufacture of garments under licensed trademarks provide for payments of annual minimum royalty amounts. The Company estimates that the minimum total guaranteed royalties for these Licenses are approximately $12.3 million as of March 31, 2004. These minimum payments are payable over the terms of the Agreements, including renewal periods, through 2009. There are no maximums to the royalty amounts.

     d. On June 16, 2003, the Company entered into a licensing agreement to manufacture knits, sweaters, and woven tops under the Z. Cavaricci(R) label. The Company began shipments with the Spring 2004 season. The guaranteed minimum royalties for this license are reflected in the amount disclosed in Note 8c above.

     e. On September 10, 2003, the Company entered into a licensing agreement to manufacture women's coats under various Nicole Miller(R) labels. The Company intends to begin shipments with the Fall 2004 season. The guaranteed minimum royalties for this license are reflected in the amount disclosed in Note 8c above.

     f. On March 8, 2004, the Company entered into a licensing agreement to manufacture women's suits under various Nicole Miller(R) labels. The Company intends to begin shipments with the Spring 2005 season. The guaranteed minimum royalties for this license are reflected in the amount disclosed in Note 8c above.

     g. On April 14, 2004, the Company entered into a licensing agreement to manufacture women's sportswear under various Nicole Miller(R) labels. The Company intends to begin shipments with the Spring 2005 season. The guaranteed minimum royalties for this license are reflected in the amount disclosed in Note 8c above.

     h. The Company has agreed to purchase $2.7 million of raw materials in connection with the manufacturing of coats. As of March 31, 2004 approximately $1.7 million has been purchased against this commitment. The balance will be purchased and paid in full by June 30, 2004.

NOTE 9 - ROBYN MEREDITH ACQUISITION

          On October 1, 2003, the Company acquired certain assets of Robyn Meredith Inc.("RMI"). The assets that were acquired were the assets of RMI devoted to its women's sportswear business and consisted principally of inventory of finished goods, raw materials and trim and certain tradenames including the name "Robyn Meredith". The Company intends to continue to use these assets for the manufacture and distribution of women's sportswear. The purchase price paid to RMI by the Company was $4.6 million which was determined by valuing the inventory and through negotiations between the parties as to the balance of the purchase price.

Pro Forma Financial Information:

          The pro forma financial information presented below gives effect to the Robyn Meredith acquisition as if it had occurred as of the beginning of the Company's fiscal year 2003. Actual results for 2004 have been included for comparative purposes. The information presented below is for illustrative purposes only and is not indicative of results that would have been achieved or results which may be achieved in the future.

                                                                   Three Month Financial Information
                                                              (in thousands, except share and per share data)
                                                                               (unaudited)
                                                                           Three Months Ended
                                                                     Actual                      Pro- Forma
                                                                March 31, 2004                March 31, 2003
                                                                --------------                --------------
         Net sales                                                $   23,680                      $   26,853

         Net (loss) income                                             ($626)                           $194
                                                                  ==========                      ==========

         Basic net (loss) income per common share                 $    (0.14)                     $     0.04
                                                                  ==========                      ==========

         Diluted net  (loss) income per common share              $    (0.14)                     $     0.04
                                                                  ==========                      ==========

         Shares used in the calculation of (loss) income per share:
            Basic                                                  4,367,417                       4,367,417
                                                                  ==========                      ==========
            Diluted                                                4,367,417                       4,419,543
                                                                  ==========                      ==========

                        DONNKENNY, INC. AND SUBSIDIARIES
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Introductory Overview
---------------------

     The Company is engaged in the women's apparel business. The Company's business consists of importing and marketing women's apparel, consisting primarily of women's sportswear and coats, to its customers who in turn sell the Company's products to the ultimate retail consumers. The business of the Company is highly competitive. The Company's products consist of its in-house brand names ("In-house Branded Products") as well as those produced under a licensing arrangement for the use of Pierre Cardin(R), Harve Benard(R), Bill Blass(R), Z. Cavaricci(R) and Nicole Miller(R) trademarks ("Licensed Products"). In addition to selling its In-House Branded and Licensed Products to its customers, the Company develops specific product ("Private Label Products") for some of its larger accounts, such as mass merchandisers and national chains.

     The women's apparel business is characterized by a large number of small companies selling branded and unbranded merchandise, and by several large companies that have developed widespread consumer recognition of the trademarks and brand names associated with merchandise sold by these companies. In addition, retailers to whom the Company sells its products have sought to expand the development and marketing of their own brands and to obtain women's apparel products directly from the same sources from which the Company obtains its products.

     The Company's women's apparel business provides product for department stores, specialty stores, regional chains, discounters and warehouse clubs. Sportswear is marketed for four selling seasons a year. The Company's women's coat products, consisting of outerwear and rainwear, are marketed for two specific selling seasons. To be competitive, the Company is required to create a substantially new line of products for each selling season. In this competitive environment, the Company's In-house Branded Products, which do not have widespread consumer recognition, although they are well known by the Company's retail customers, must compete with widely recognized brand names of product produced by the Company's competitors. The Company's Licensed Products have widespread brand recognition but they must compete against other widely known In-house and National brands. In addition, the Company makes presentations throughout the year to Private Label accounts. The Company does not have long-term contracts with any of its customers and, therefore, its business is subject to unpredictable increases and decreases in sales depending upon the size and number of orders that the Company receives each time it presents its products to its customers.

     In this climate, the Company must constantly change its product mix to sell to its customers. This requires the Company not only to design products which it anticipates will have commercial appeal, but also to develop, acquire and sometimes discontinue the use of In-house Branded Products and Licensed Products.

     In 2003 the Company discontinued the marketing of products under the Rebecca Jones Label and commenced a long-term strategy of being a private label and licensed product business to expand its avenues of distribution. The Company acquired the use of Z. Cavaricci(R), Nicole Miller(R) and Bill Blass(R) Licenses for certain products. On October 1, 2003, the Company acquired its Robyn Meredith Division, which primarily sells Private Label Product. Sales under the Bill Blass(R) trademark and Robyn Meredith Division began in the second half of 2003. Sales under the Z. Cavaricci(R) trademark began in the first quarter of 2004. Sales for products under the Nicole Miller(R) trademarks for coats will begin in the Fall of 2004 and suits for the Spring 2005 season. In the three months ended March 31, 2004, the Company's net sales were

$23.7 million of which 26% was Licensed Product, 29% was In-house Branded Product and the balance was Private Label Product. Net Sales for the first quarter of 2003 were $19 million, of which 45% was Licensed Product, 40% was In-house Branded Product and the balance was Private Label Product. The $4.7 million net sales increase was attributable to a $7.8 million increase in the Company's Private Label Products, offset by a $4.1 million decrease in the sales of the Company's In-house Branded Products and Licensed Products.

     Because of the challenges faced by the foregoing changing factors, the Company's management is constantly assessing the acceptance of its product mix and making adjustments accordingly.

     On April 14, 2004, the Company entered into a licensing agreement to manufacture sportswear under the Nicole Miller(R) label. The Company intends to begin shipments with the Spring 2005 season.

Comparison of Quarters Ended March 31, 2004 and 2003
----------------------------------------------------

     Net sales increased by $4.7 million, or 24.7% from $19.0 million in the first three months of 2003 to $23.7 million in the first three months of 2004. The increase was primarily due to the Company's Private Label business, partially offset by decreases in the Company's other businesses.

     Gross profit for the first three months of 2004 was $5.6 million, or 23.6% of net sales, compared to $5.7 million, or 30.0% of net sales, during the first three months of 2003. The decrease in gross profit was due to sell off of slow moving inventory which resulted in lower margins in the Company's other businesses.

     Selling, general and administrative expenses for the first three months of 2004 were $5.7 million compared to $5.3 million in the first three months of 2003. The increase in selling, general and administrative expenses was due to incremental costs of the Donnkenny Coats and Robyn Meredith divisions of $1.0 million offset by efficiencies gained of $0.6 million in other divisional expenses.

     Net interest expense increased from $0.3 million during the first three months of 2003 to $0.5 million during the first three months of 2004. The increase was attributable to higher revolving credit borrowings under the credit agreement. In 2003, the Company had lower revolving credit borrowings and received interest from an income tax refund which decreased interest expense for the first quarter.

     In the first quarter of 2004, the Company reversed prior years tax liabilities of approximately $0.2 million.

New Licensing Agreements
------------------------

     On June 16, 2003, the Company entered into a licensing arrangement to manufacture knits, sweaters, and woven tops under the Z. Cavaricci label. The Company began shipments with the Spring 2004 season.

     On September 10, 2003, the Company entered into a licensing arrangement to manufacture women's coats under various Nicole Miller labels. The Company intends to begin shipments with the Fall 2004 season.

     On March 8, 2004, the Company entered into a licensing agreement to manufacture women's suits under various Nicole Miller labels. The Company intends to begin shipments with the Spring 2005 season.

     On April 14, 2004, the Company entered into a licensing agreement to manufacture women's sportswear under various Nicole Miller labels. The Company intends to begin shipments with the Spring 2005 season.

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

     Collateral for the Credit Agreement includes a first priority lien on all accounts receivable, machinery, equipment, trademarks, intangibles and inventory, a first mortgage on all real property and a pledge of the Company's stock interest in its operating subsidiaries, Donnkenny Apparel, Inc. and Beldoch Industries Corporation. The Credit Agreement contains numerous financial and operational covenants, including limitations on additional indebtedness, liens, dividends, stock repurchases and capital expenditures. In addition, the Company is required to maintain specified levels of tangible net worth and comply with a requirement for minimum earnings before depreciation, amortization, interest and taxes (EBITDA) and a minimum interest coverage ratio, all based upon the Company's annual business plans approved by the Lender.

     In July 2000, the Credit Agreement was amended to provide for an additional $1.3 million term loan to finance an acquisition. This term loan bore interest at the prime rate plus 2% through March 2003, at which time this term loan was paid.

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

     Effective January 1, 2002, the Company established covenants and the level of allowable overadvances with the Lender to support its 2002 business plan. This Amendment and Waiver Agreement also amended the interest rate on the revolving credit borrowings to the prime rate plus one and three quarters percent and provide for an additional interest rate reduction effective July 1, 2002 if certain objectives were achieved (6.50% at January 1, 2002). No fee was paid in connection with the Amendment and Waiver. The Company achieved the objectives and received an additional rate reduction effective July 1, 2002. The interest rate on the revolving credit borrowings was prime plus one and one-half percent (5.75% at December 31, 2002).

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

     Effective June 30, 2003, the Company through an Amendment and Waiver Agreement dated August 11, 2003, extended the Credit Agreement to June 30, 2007. This Amendment provides the Company with a $65 million facility; the sublimits have remained the same. The interest rate on the revolving credit borrowings is the current prime rate plus one and one-quarter percent (5.25% at March 31, 2004). Fees paid in connection with this Amendment were $243,750. All other terms and conditions of the Revolving Credit Agreement remained unchanged.

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

     As of March 31, 2004, the Company was in compliance with the quarterly financial covenants.

     The Company also has a factoring agreement with CIT Group/Commercial Services. The factoring agreement provides for a factoring commission equal to ..35% of gross sales, plus certain customary charges. The factoring agreement renews annually in June each year unless either party to the agreement gives appropriate notice of non-renewal.

     In connection with the acquisition of Robyn Meredith (see Note 9 to the Consolidated Financial Statements), a note payable of $1.1 million was incurred. This note is payable in monthly installments of $33,333 including imputed interest at an interest rate of 5.25%. The final payment will be due October 2006.

     At March 31, 2004 and December 31, 2003, the Company was contingently liable for outstanding letters of credit issued amounting to $4.3 million and $6.6 million, respectively.

     During the first quarter of 2004, cash provided by operating activities was $3.4 million, principally as the result of decreases in amounts due from factor, accounts receivable and increases in accounts payable. On a comparable basis, net inventories at March 31, 2004 were $0.5 million more than at December 31, 2003. During the first quarter of 2003, cash provided by operating activities was $3.3 million, principally as the result of decreases in amounts due to from factor and inventory partially offset by decreases in accounts payable and accrued expenses and other current liabilities.

     Cash used in investing activities during the first quarter of 2004 was $0.4 million, mainly for leasehold improvements at the Company's New York showroom. Cash used in investing activities during the first quarter of 2003 included $0.03 million for the purchase fixed assets principally computer equipment and related software.

     Cash used in financing activities during the first quarter of 2004 was $3.0 million, which represents net repayments under the revolver of $2.9 million and repayments of $0.1 million on a note payable. Cash used in financing activities during the first quarter of 2003 was $3.2 million, which represents net repayments under the revolver of $2.9 million and repayments of $0.3 million on the term loan.

     The Company believes that cash flows from operations and amounts available under the Credit Agreement, as amended, will be sufficient for its needs for the foreseeable future.

Contractual Commitments and Contingent Liabilities

The following table summarizes the Company's contractual commitments at March 31, 2004:

Contractual Obligations            Payments due by       Less than         1-3 years          3-5 years         More than
(In Thousands)                     period                 1 year                                                 5 years

                                   Total
Long Term debt                       $33,053             $   358            $   606            $32,089               --

Operating Leases                     $ 9,463             $ 3,040            $ 4,416            $ 2,007               --

Guaranteed Minimum  Royalties        $12,286             $ 2,434            $ 7,596            $ 2,050            $ 206

Inventory purchase agreement         $ 1,000             $ 1,000                 --                 --               --

Letters of Credit                    $ 4,260             $ 4,260                 --                 --               --
                                     -------             -------            -------            -------            -----
Total                                $60,062             $11,092            $12,618            $36,146            $ 206

The Company has not provided any financial guarantees as of March 31, 2004.

Seasonality of Business and Fashion Risk
----------------------------------------

     The Company's principal products are organized into seasonal lines for resale at the retail level during the Spring, Summer, Fall and Holiday seasons. Typically, the Company's products are designed as much as one year in advance and manufactured approximately one season in advance of the related retail selling season. Accordingly, the success of the Company's products is often dependent on the ability to successfully anticipate the needs of retailers and the tastes of the ultimate consumer up to a year prior to the relevant selling season.

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

     Inventories - Inventory is stated at the lower of cost or market, cost being determined on the first-in, first-out method. Reserves for slow moving and aged merchandise are provided based on historical experience and current product demand. Inventory reserves for slow moving and aged merchandise were $0.7 million and $1.3 million at March 31, 2004 and December 31, 2003, respectively. Inventory reserves decreased due to the composition of inventory on hand at March 31, 2004. The Company evaluates the adequacy of the reserves quarterly. While markdowns have been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same level of markdowns as in the past.

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

     Income Taxes - The Company provides for income taxes only to the extent that it expects to pay taxes (primarily state franchise and local taxes). The Company's cumulative net operating loss (NOL) carryforward of $20.0 million for federal income taxes and $31.0 million for state income taxes, have resulted in estimated tax benefits of $8.2 million as of December 31, 2003 being recorded as a deferred tax asset. The Company has recorded a valuation allowance against the entire net deferred tax assets balance due to the Company's history of unprofitable operations. However, should the Company conclude that future profitability is reasonably assured, the value of the deferred tax asset would be increased by eliminating some or all of the valuation allowance. Subsequent revisions to the estimated value of the deferred tax asset could cause the Company's provision for income taxes to vary from period to period; payments would remain unaffected until the benefit of the NOL is utilized.

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

     At March 31, 2004 and December 31, 2003, the carrying amounts of the Company's revolving credit borrowings and term loans approximated fair value. Effective January 1, 2003, the Company's revolving credit borrowings under its Credit Agreement bear interest at the prime rate plus one and one-quarter percent (5.25% at March 31, 2004). As of March 31, 2004, a hypothetical immediate 10% adverse change in prime interest rates (from 4.0% to 4.4%) relating to the Company's revolving credit borrowings would have a $0.1 million unfavorable impact on the Company's earnings and cash flows over a one-year period.

Item 4. Controls and Procedures
-------------------------------

     The Company's management with the participation of Daniel H. Levy, the Chief Executive Officer and Maureen d. Schimmenti, the Chief Financial Officer of the Company has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation the Company's Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be included in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended. Such evaluation did not identify any change in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION


ITEM 1.    Legal Proceedings
           -----------------

     On April 27, 1998, Wanda King, a former employee of the Company, commenced an action against the Company in the United States District Court for the Western District of Virginia. By Order dated May 4, 2004 based upon the case being settled, the action was dismissed. The Company has accrued the settlement amount on the March 31, 2004 financial statements.

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

(b)        NONE

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Donnkenny, Inc.
                                           Registrant


Date: May 14, 2004                         /s/    Daniel H. Levy
                                           -------------------------------------
                                                  Daniel H. Levy
                                                  Chairman of the Board,
                                                  Chief Executive Officer


Date: May 14, 2004                         /s/    Maureen d. Schimmenti
                                           -------------------------------------
                                                  Maureen d. Schimmenti
                                                  Vice President
                                                  and Chief Financial Officer,
                                                  (Principal Financial Officer)