Form 10-Q
period 2004-06-30
DONNKENNY INC
filed 2004-08-13
CIK 29693

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

          |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004
                                                 -------------

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes |_| No |X|.

      Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

      Common Stock $0.01 par value                          4,367,417
      ----------------------------               -------------------------------
                (Class)                          (Outstanding at August 9, 2004)

                         DONNKENNY, INC AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (FORM 10-Q)

PART I - FINANCIAL INFORMATION                                                         Page
                                                                                       ----
Item 1.    Consolidated financial statements:

              Balance sheets as of June 30, 2004 (unaudited)
               and December 31, 2003..................................................... 1

              Statements of operations for the three and six months ended
               June 30, 2004 and 2003 (unaudited).........................................2

              Statements of cash flows for the six months ended
               June 30, 2004 and 2003 (unaudited).........................................3

              Notes to Consolidated Financial Statements (unaudited)...................4-10

Item 2.    Management's Discussion and Analysis of Financial Condition and Results
           Of Operations..............................................................11-18

Item 3.    Quantitative and Qualitative Disclosures about Market Risk....................19

Item 4.    Controls and Procedures.......................................................19

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.............................................................20

Item 6.    Exhibits and Reports on Form 8-K..............................................20

              Signatures.................................................................21

              Certifications..........................................................22-25

                        DONNKENNY, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                      (in thousands, except per share data)

                                                             June 30,     December 31,
                                                               2004           2003
                                                            ----------    -----------
                                                            (Unaudited)
CURRENT ASSETS
  Cash .................................................    $       87     $       64
  Accounts receivable, net of allowances for doubtful
  accounts of $8 and $933, in 2004 and 2003 respectively            82          1,287
  Due from factor, net .................................        11,617         20,730
  Inventories, net .....................................        20,335         20,128
  Prepaid expenses and other current assets ............         3,232          1,256
  Assets held for sale .................................           250            270
                                                            ----------     ----------
  Total current assets .................................        35,603         43,735
PROPERTY, PLANT AND EQUIPMENT, NET .....................         3,668          3,631
OTHER ASSETS ...........................................           353            366
GOODWILL ...............................................         1,641          1,641
OTHER INTANGIBLE ASSETS ................................         1,148          1,332
                                                            ----------     ----------

TOTAL ..................................................    $   42,413     $   50,705
                                                            ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt ....................    $   30,982     $      353
  Accounts payable .....................................         9,458          7,713
  Accrued expenses and other current liabilities .......         1,059          1,908
                                                            ----------     ----------
    Total current liabilities ..........................        41,499          9,974
LONG-TERM DEBT .........................................           473         35,707

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock $.01 par value; authorized 500
  shares, issued none ..................................            --             --
  Common stock, $.01 par value; authorized 20,000
  shares, issued and outstanding 4,367 shares
  in 2004 and 2003 .....................................            44             44
  Additional paid-in capital ...........................        50,449         50,449
  Accumulated deficit ..................................       (50,052)       (45,469)
                                                            ----------     ----------
  Total Stockholders' Equity ...........................           441          5,024
                                                            ----------     ----------

TOTAL ..................................................    $   42,413     $   50,705
                                                            ==========     ==========

          See accompanying notes to consolidated financial statements.

                           DONNKENNY, INC. AND SUBSIDIARIES
                         Consolidated Statements of Operations
                    (in thousands, except share and per share data)
                                      (unaudited)

                                                             Three Months Ended              Six Months Ended
                                                       -----------------------------   -----------------------------
                                                       June 30, 2004   June 30, 2003   June 30, 2004   June 30, 2003
                                                       -------------   -------------   -------------   -------------
NET SALES ..........................................    $    15,169     $    17,846     $    38,849     $    36,799
COST OF SALES ......................................         13,828          13,948          31,940          27,196
                                                        -----------     -----------     -----------     -----------
     Gross profit ..................................          1,341           3,898           6,909           9,603

OPERATING EXPENSES:
    Selling, general and administrative expenses ...          4,740           5,107          10,463          10,453
    Amortization of  intangibles ...................             97               8             184               8
                                                        -----------     -----------     -----------     -----------

        Operating loss .............................         (3,496)         (1,217)         (3,738)           (858)

INTEREST EXPENSE ...................................            470             294             994             612
                                                        -----------     -----------     -----------     -----------

    Loss before provision for income taxes (benefit)         (3,966)         (1,511)         (4,732)         (1,470)

INCOME TAXES PROVISION (BENEFIT) ...................             (9)             45            (149)             31
                                                        -----------     -----------     -----------     -----------
    NET LOSS .......................................    $    (3,957)    $    (1,556)    $    (4,583)    $    (1,501)
                                                        ===========     ===========     ===========     ===========

Basic loss per common share: .......................    $     (0.91)    $     (0.36)    $     (1.05)    $     (0.34)
                                                        ===========     ===========     ===========     ===========

Diluted loss per common share: .....................    $     (0.91)    $     (0.36)    $     (1.05)    $     (0.34)
                                                        ===========     ===========     ===========     ===========

Shares used in the calculation of loss per share:
    Basic ..........................................      4,367,417       4,367,417       4,367,417       4,367,417
                                                        ===========     ===========     ===========     ===========
    Diluted ........................................      4,367,417       4,367,417       4,367,417       4,367,417
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

                        DONNKENNY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                          Six Months Ended
                                                                     -------------------------
                                                                      June 30,       June 30,
                                                                        2004           2003
                                                                     ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ........................................................    $   (4,583)    $   (1,501)
Adjustments to reconcile net loss to net cash
    provided by operating activities:

   Depreciation and amortization of plant, property and equipment           609            764
   Amortization of intangibles ..................................           184              8
   Allowance for doubtful accounts ..............................           (74)             3
Changes in assets and liabilities:
   Decrease in accounts receivable ..............................         1,084            692
   Decrease in amount due from factor ...........................         9,113          8,079
   Decrease in recoverable income taxes .........................            --            141
   Increase in inventories ......................................          (207)          (706)
   Increase in prepaid expenses and other current assets ........        (1,976)          (336)
   Decrease in other non-current assets .........................            13             45
   Increase (decrease) in accounts payable ......................         1,745         (3,620)
   Decrease in accrued expenses and other current liabilities ...          (849)          (305)
                                                                     ----------     ----------
      Net cash provided by operating activities .................         5,059          3,264
                                                                     ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment ....................          (626)           (97)
   License acquisition cost .....................................            --           (512)
                                                                     ----------     ----------
      Net cash used in investing activities .....................          (626)          (609)
                                                                     ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of long-term debt ..................................          (174)          (253)
   Borrowings under revolving credit line .......................        45,426         43,512
   Repayments under revolving credit line .......................       (49,662)       (45,932)
                                                                     ----------     ----------
      Net cash used in financing activities .....................        (4,410)        (2,673)
                                                                     ----------     ----------

NET INCREASE (DECREASE) IN CASH .................................            23            (18)
CASH, AT BEGINNING OF PERIOD ....................................            64             66
                                                                     ----------     ----------

CASH, AT END OF PERIOD ..........................................    $       87     $       48
                                                                     ==========     ==========

SUPPLEMENTAL DISCLOSURES

Income taxes paid ...............................................    $        4     $       15
                                                                     ==========     ==========
Interest paid ...................................................    $      994     $      614
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

                                               Three Months Ended                Six Months Ended
                                               ------------------                ----------------
                                        June 30, 2004    June 30, 2003    June 30, 2004    June 30, 2003
                                        -------------    -------------    -------------    -------------

                                                      (in thousands except per share data)
Net loss, as reported                     $   (3,957)      $   (1,556)      $   (4,583)      $   (1,501)

Deduct: Total stock-based employee
   Compensation expense determined
   under fair value based method                   2               13                3               44
                                          ----------       ----------       ----------       ----------

Pro-forma net loss                        $   (3,959)      $   (1,569)      $   (4,586)      $   (1,545)
                                          ==========       ==========       ==========       ==========

Loss per share:
     Basic - as reported                  $    (0.91)      $    (0.36)      $    (1.05)      $    (0.34)
                                          ==========       ==========       ==========       ==========
     Basic - pro-forma                    $    (0.91)      $    (0.36)      $    (1.05)      $    (0.35)
                                          ==========       ==========       ==========       ==========
     Diluted - as reported                $    (0.91)      $    (0.36)      $    (1.05)      $    (0.34)
                                          ==========       ==========       ==========       ==========
     Diluted - pro-forma                  $    (0.91)      $    (0.36)      $    (1.05)      $    (0.35)
                                          ==========       ==========       ==========       ==========

The following weighted-average assumptions were used in the Black-Scholes option-pricing model for grants in 2004: dividend yield of 0%, volatility of 222%; risk-free interest rate of 4.54%; and an expected life of 8 years.

Information regarding the Company's stock option plan is summarized below:

                                             June 30, 2004                  June 30, 2003
                                       ------------------------      -------------------------
                                                       Weighted-                      Weighted-
                                                        Average                        Average
                                                       Exercise                       Exercise
                                        Options         Price         Options          Price
                                       --------        --------      --------         --------
Outstanding at beginning of the
period ........................         160,026        $   5.16       345,552         $   5.95
Granted .......................         233,412        $   0.92            --               --
Exercised .....................              --              --            --               --

Cancelled .....................           3,751        $  44.25      (111,000)        $   3.83
                                       --------        --------      --------         --------
Outstanding at end of period ..         389,687        $   2.21       234,552         $   6.95
                                       ========        ========      ========         ========
Exercisable at end of period ..         135,525        $   4.74       205,552         $   7.82
                                       ========        ========      ========         ========
Available for grant at period
end ...........................          85,488                       240,623
                                       ========                      ========

The options outstanding at June 30, 2004 range in exercise price as follows:

                                                  OPTIONS OUTSTANDING                                  OPTIONS EXERCISABLE
                            --------------------------------------------------------------------------------------------------------
Range of Exercise           Outstanding as of       Weighted-Average         Weighted-Average   Exercisable as of   Weighted-Average
     Prices                     06/30/2004     Remaining Contractual Life     Exercise Price        06/30/2004       Exercise Price
     ------                     ----------     --------------------------     --------------        ----------       --------------
 $0.00  -   $7.23                368,412                   8.7                   $ 1.09              114,250            $ 1.49

 $7.23  -  $14.45                  4,375                   4.0                   $11.29                4,375            $11.29

$14.45  -  $28.90                 13,125                   3.0                   $16.61               13,125            $16.61

$28.90  -  $43.35                  1,750                   0.8                   $33.25                1,750            $33.25
$43.35  -  $72.25                  2,025                   1.8                   $72.25                2,025            $72.25
                                 -------                   ---                   ------              -------            ------
                                 389,687                   8.4                   $ 2.21              135,525            $ 4.74
                                 =======                   ===                   ======              =======            ======

NOTE 3 - EARNINGS PER SHARE

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income attributable to common stockholders by the weighted average number of common and common equivalent shares outstanding during the period.

For both the three and six months ended June 30, 2004, the effect of options to purchase 323,412 shares of the Company's common stock at less than market value was not considered for the diluted earnings per share calculation as their effect would be antidilutive. For the three and six months ended June 30, 2003, the effect of the options to purchase 22,942 and 39,274 shares, respectively, of the Company's common stock at less than market value was not considered for the diluted earnings per share calculation as their effect would be antidilutive.

NOTE 4 - INVENTORIES

Inventories consist of the following:

                                                June  30,           December 31,
                                                  2004                 2003
                                                  ----                 ----
                                                         (In thousands)

Raw materials ........................          $  4,180             $  3,317
Work-in-process ......................             1,220                2,189
Finished goods .......................            15,322               15,873
Reserves .............................              (387)              (1,251)
                                                --------             --------
                                                $ 20,335             $ 20,128
                                                ========             ========

      Inventories at June 30, 2003 were $16.7 million consisting primarily of finished goods.

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

      Effective June 30, 2003, the Company through an Amendment and Waiver Agreement dated August 11, 2003, extended the Credit Agreement to June 30, 2007. This Amendment provides the Company with a $65 million facility; the sublimits have remained the same. The interest rate on the revolving credit borrowings is the current prime rate plus one and one-quarter percent (5.50% at June 30, 2004). Fees paid in connection with this Amendment were $243,750. All other terms and conditions of the Revolving Credit Agreement remained unchanged.

      As of December 31, 2003, the Company was not in compliance with the quarterly financial covenants of the Agreement. The Lender waived this non-compliance. The Company paid a fee of $100,000 in connection with this waiver.

      Effective January 1, 2004, the Company established covenants and the level of allowable overadvances with the Lender, through an Amendment to the Credit Agreement dated March 26, 2004, to support its 2004 business plan. No fee was paid in connection with this Amendment.

      As of June 30, 2004, the Company was not in compliance with the quarterly financial covenants. The Lender has waived this non-compliance. The Company paid a fee of $25,000 in connection with this waiver.

      The Company has recorded its obligation to the Lender as a current liability at June 30, 2004 since the Company projects that it will not be in compliance with its quarterly financial covenants over the next six months.

      The Company is dependant upon the continued support of its Lender to fund its operations for the balance of the year and the future. Any change in the Lender's support could have an adverse effect on the Company's business and would cause the Company to seek alternative financing arrangements. The Company believes that with the support of its Lender and with cash flows from operations, the cash flow needs of the Company will be sufficient for the foreseeable future.

      The Company also has a factoring agreement with CIT Group/Commercial Services. The factoring agreement provides for a factoring commission equal to ..35% of gross sales, plus certain customary charges. The factoring agreement renews annually in June each year unless either party to the agreement gives appropriate notice of non-renewal.

      In connection with the acquisition of Robyn Meredith (see Note 9 to the Consolidated Financial Statements), a note payable of $1.1 million was issued. This note is payable in monthly installments of $33,333 including imputed interest at an interest rate of 5.25%. The final payment will be due October 2006.

      At June 30, 2004 and December 31, 2003, the Company was contingently liable for outstanding letters of credit issued amounting to $5.3 million and $6.6 million, respectively.

NOTE 6 - GOODWILL AND INTANGIBLE ASSETS

Goodwill and Other Intangible Assets consisted of the following at June 30, 2004 and December 31, 2003:

                                                       (In Thousands)
                                                  June 30,         Dec. 31,
                                                    2004            2003
                                                    ----            ----

      Goodwill                                    $ 1,641         $ 1,641

      Covenant not to Compete                          50              50

      License agreements                            1,333           1,333

      Accumulated amortization                       (235)            (51)
                                                  -------         -------
                                                  $ 2,789         $ 2,973
                                                  =======         =======

      The goodwill which represented the excess purchase price over the fair value of the net assets acquired and the covenant not to compete are attributable to the acquisition of Robyn Meredith (see Note 9 to the Consolidated Financial Statements). The covenant not to compete is being amortized over the contract life of four years.

      License Agreements of $0.8 million are attributable to the Pierre Cardin license acquired which was classified as an intangible asset with an indefinite life on the Company's December 31, 2003 Consolidated Balance Sheet because the Company held the license in perpetuity. On February 12, 2004, the Company signed a new Pierre Cardin license to provide for a term of three years in exchange for reduced future minimum payments. Beginning in 2004, this license is being amortized over three years.

      License Agreements of $0.5 million are attributable to costs in connection with the acquisition of the Company's licensing agreement to manufacture and sell coats under the Bill Blass(R), Bill Blass Signature(R), and Blassport(R) Labels. This license is being amortized over the expected lives of the licenses through 2009.

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

NOTE 8 - CONTINGENCIES

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

NOTE 9 - ROBYN MEREDITH ACQUISITION

On October 1, 2003, the Company acquired certain assets of Robyn Meredith Inc.("RMI"). The assets that were acquired were the assets of RMI devoted to its women's sportswear business and consisted principally of inventory of finished goods, raw materials and trim and certain tradenames including the name "Robyn Meredith". The Company intends to continue to use these assets for the manufacture and distribution of women's sportswear. The purchase price paid to RMI by the Company was $4.6 million (excluding any future purchase price adjustments based on subsequent performance thresholds) which was determined by valuing the inventory and through negotiations between the parties as to the balance of the purchase price.

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

                                                               Three and Six Month Financial Information

                                                                  (in thousands except per share data)
                                                                               (unaudited)

                                                          Three Months Ended               Six Months Ended
                                                          ------------------               ----------------
                                                        Actual        Pro-Forma         Actual        Pro-Forma
                                                    June 30, 2004   June 30, 2003   June 30, 2004   June 30, 2003
                                                    -------------   -------------   -------------   -------------
Net sales                                            $    15,169     $    25,053     $    38,849     $    51,906

Net loss                                             $    (3,957)    $    (1,678)    $    (4,583)    $    (1,483)
                                                     ===========     ===========     ===========     ===========

Basic net loss per common share                      $     (0.91)    $     (0.38)    $     (1.05)    $     (0.34)
                                                     ===========     ===========     ===========     ===========
Diluted net loss per common share                    $     (0.91)    $     (0.38)    $     (1.05)    $     (0.34)
                                                     ===========     ===========     ===========     ===========
Shares used in the calculation of loss per share:
     Basic                                             4,367,417       4,367,417       4,367,417       4,367,417
                                                     ===========     ===========     ===========     ===========
     Diluted                                           4,367,417       4,367,417       4,367,417       4,367,417
                                                     ===========     ===========     ===========     ===========

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

      In 2003 the Company discontinued the marketing of products under the Rebecca Jones Label and commenced a long-term strategy of being a private label and licensed product business to expand its avenues of distribution. The Company acquired the use of Z. Cavaricci(R), Nicole Miller(R) and Bill Blass(R) Licenses for certain products. On October 1, 2003, the Company acquired its Robyn Meredith Division, which primarily sells Private Label Product. Sales under the Bill Blass(R) trademark and Robyn Meredith Division began in the second half of 2003. Sales under the Z. Cavaricci(R) trademark began in the first quarter of 2004. Sales for products under the Nicole Miller(R) trademarks for coats will begin in the Fall of 2004 and suits for the Spring 2005 season. In the three months ended June 30, 2004, the Company's net sales were $15.2 million of which 15% was Licensed Product, 30% was In-House Branded Product and the balance was Private Label Product. Net Sales for the second quarter of 2003 were $17.8 million, of which 50% was Licensed Product, 42% was In-House Branded Product and the balance was Private Label Product. The $2.6 million net sales decrease was attributable to a $6.6 million decrease in Licensed Products, due to the loss of a major customer and an inability to substitute the business with other customers, and a decrease in the In-House Branded Products of $2.8, partially offset by a $6.8 million increase in the sales of the Company's Private Label Products due to the acquisition of the Robyn Meredith business in 2003 and an increased demand for the Company's Private Label Products.

      Because of the challenges faced by the foregoing changing factors, the Company's management is constantly assessing the acceptance of its product mix and making adjustments accordingly.

      On April 14, 2004, the Company entered into a licensing agreement to manufacture sportswear under the Nicole Miller(R) label. The Company intends to begin shipments with the Spring 2005 season.

      In 2004, the Company embarked on a strategy to become a Branded and Private Label maker of Ladies Sportswear. To that end, the Company is discontinuing its In-House Brands and repositioning existing brands, which has caused a decrease in sales and a deterioration of its gross margin in 2004. The Company does not expect that this transformation will be complete until 2005, with the full effect to be reflected in the second half of 2005. The Company expects that the balance of 2004 may continue to be effected by this strategic transformation.

      In view of the strategy mentioned above, the Company has repositioned some of its current licenses and has acquired a new license to be used in Ladies better sportswear. The Company is in discussion with two major retailers to promote exclusive licensed products which would produce additional volume in 2005. While the Company is encouraged by these developments, there can be no assurances until orders are received.

Comparison of Six Months Ended June 30, 2004 and 2003

      Net sales increased by $2.0 million, or 5.4% from $36.8 million in the first six months of 2003 to $38.8 million in the first six months of 2004. The increase was primarily due to the Company's Private Label business as a result of the acquisition of the Robyn Meredith business in 2003, partially offset by decreases in the Company's other businesses due to the loss of a major customer and the strategy to discontinue In-House Brands.

      Gross profit for the first six months of 2004 was $6.9 million, or 17.8% of net sales, compared to $9.6 million, or 26.1% of net sales, during the first six months of 2003. The decrease in gross profit was due to the loss of a major customer, the strategy to discontinue In-House Brands and the sell off of slow moving inventory, which resulted in lower margins.

      Selling, general and administrative expenses for the first six months of 2004 and 2003 were $10.5 million. Selling, general and administrative expenses in 2004 are net of a bad debt recovery in the second quarter of $0.8 million. In the first six months the Company incurred expenses in connection with its repositioning strategy, the results of which will not be seen until 2005.

      Net interest expense increased from $0.6 million during the first six months of 2003 to $1.0 million during the first six months of 2004. The increase was attributable to higher revolving credit borrowings under the credit agreement. In 2003, the Company had lower revolving credit borrowings and received interest from an income tax refund which decreased interest expense for the first quarter.

      In the first quarter of 2004, the Company reversed prior years' tax liabilities of approximately $0.2 million.

Comparison of Quarters Ended June 30, 2004 and 2003

      Net sales decreased by $2.6 million, or 14.6% from $17.8 million in the second quarter of 2003 to $15.2 million in the second quarter of 2004. The decrease was primarily due to the loss of a major customer and an inability to substitute the business with other customers, and the strategy to discontinue In-House Brands partially offset by increases in the Company's Private Label business as a result of the acquisition of the Robyn Meredith business.

      Gross profit for the second quarter of 2004 was $1.3 million, or 8.6% of net sales, compared to $3.9 million, or 21.9% of net sales, during the second quarter of 2003. The decrease in gross profit was due to the loss of a major customer, the strategy to discontinue In-House Brands and the sell off of slow moving inventory, which resulted in lower margins.

      Selling, general and administrative expenses for the second quarter of 2004 were $4.7 million compared to $5.1 million in the second quarter of 2003. The decrease in selling, general and administrative expenses was due in part to the recovery of a bad debt of $0.8 million.

      Net interest expense increased from $0.3 million during the first three months of 2003 to $0.5 million during the first three months of 2004. The increase was attributable to higher revolving credit borrowings under the credit agreement.

New Licensing Agreements

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

      Effective January 1, 2002, the Company established covenants and the level of allowable overadvances with the Lender to support its 2002 business plan. This Amendment and Waiver Agreement also amended the interest rate on the revolving credit borrowings to the prime rate plus one and three quarters percent and provided for an additional interest rate reduction effective July 1, 2002 if certain objectives were achieved. No fee was paid in connection with the Amendment and Waiver. The Company achieved the objectives and received an additional rate reduction effective July 1, 2002. The interest rate on the revolving credit borrowings was prime plus one and one-half percent.

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

      Effective June 30, 2003, the Company through an Amendment and Waiver Agreement dated August 11, 2003, extended the Credit Agreement to June 30, 2007. This Amendment provides the Company with a $65 million facility; the sublimits have remained the same. The interest rate on the revolving credit borrowings is the current prime rate plus one and one-quarter percent (5.5% at June 30, 2004). Fees paid in connection with this Amendment were $243,750. All other terms and conditions of the Revolving Credit Agreement remained unchanged.

      As of December 31, 2003, the Company was not in compliance with the quarterly financial covenants of the Agreement. The Lender waived this non-compliance. The Company paid a fee of $100,000 in connection with this waiver.

      Effective January 1, 2004, the Company established covenants and the level of allowable overadvances with the Lender, through an Amendment to the Credit Agreement dated March 26, 2004, to support its 2004 business plan. No fee was paid in connection with this Amendment.

      As of June 30, 2004, the Company was not in compliance with the quarterly financial covenants. The Lender has waived this non- compliance. The Company paid a fee of $25,000 in connection with this waiver.

      The Company has recorded its obligation to the Lender as a current liability at June 30, 2004 since the Company projects that it will not be in compliance with its quarterly financial covenants over the next six months.

      The Company also has a factoring agreement with CIT Group/Commercial Services. The factoring agreement provides for a factoring commission equal to ..35% of gross sales, plus certain customary charges. The factoring agreement renews annually in June each year unless either party to the agreement gives appropriate notice of non-renewal.

      In connection with the acquisition of Robyn Meredith (see Note 9 to the Consolidated Financial Statements), a note payable of $1.1 million was issued. This note is payable in monthly installments of $33,333 including imputed interest at an interest rate of 5.25%. The final payment will be due October 2006.

      At June 30, 2004 and December 31, 2003, the Company was contingently liable for outstanding letters of credit issued amounting to $5.3 million and $6.6 million, respectively.

      During the first half of 2004, cash provided by operating activities was $5.1 million, principally as the result of decreases in amounts due from factor, accounts receivable and increases in accounts payable offset by increases in prepaid expenses and other current assets. On a comparable basis, net inventories at June 30, 2004 were $0.2 million more than at December 31, 2003. During the first half of 2003, cash provided by operating activities was $3.3 million, principally as the result of decreases in amounts due to from factor partially offset by increases in inventory, prepaid expenses and other current assets and by decreases in accounts payable and accrued expenses and other current liabilities.

      Cash used in investing activities during the first half of 2004 was $0.6 million, mainly for leasehold improvements at the Company's New York showroom. Cash used in investing activities during the first half of 2003 included $0.6 million, for the purchase of fixed assets, principally computer equipment and related software and costs associated with the acquisition of a license.

      Cash used in financing activities during the first half of 2004 was $4.4 million, which represents net repayments under the revolver of $4.2 million and repayments of $0.2 million on a note payable. Cash used in financing activities during the first half of 2003 was $2.7 million, which represents net repayments under the revolver of $2.4 million and repayments of $0.3 million on the term loan.

      The Company is dependant upon the continued support of its Lender to fund its operations for the balance of the year and the future. Any change in the Lender's support could have an adverse effect on the Company's business and would cause the Company to seek alternative financing arrangements. The Company believes that with the support of its Lender and with cash flows from operations, the cash flow needs of the Company will be sufficient for the foreseeable future.

Contractual Commitments and Contingent Liabilities

The following table summarizes the Company's contractual commitments at June 30, 2004:

Contractual Obligations            Payments due by     Less than         1-3 years          3-5 years          More than
(In Thousands)                     period              1 year                                                  5 years

                                   Total
Long Term debt                     $31,455            $30,982            $   473                 --                 --
Operating Leases                   $ 8,654            $ 2,981            $ 4,025            $ 1,648                 --
Guaranteed Minimum  Royalties      $11,697            $ 2,712            $ 7,298            $ 1,481            $   206
Letters of Credit                  $ 5,271            $ 5,271                 --                 --                 --
                                   -------            -------            -------            -------            -------
Total                              $57,077            $41,946            $11,796            $ 3,129            $   206

The Company has not provided any financial guarantees as of June 30, 2004.

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

      Accounts Receivable and Due from Factor - Accounts Receivable and due from factor as shown on the Consolidated Balance Sheets, are net of allowances and anticipated discounts. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements, assessments of collectibility based on historic trends and an evaluation of the impact of economic conditions. The allowance for doubtful accounts is not significant since the Company sells a substantial portion of its trade receivables to a commercial factor, without recourse, up to maximum credit limits established by the factor for each individual account. Receivables sold in excess of these limitations are subject to recourse in the event of non-payment by the customer. An allowance for discounts is based on those discounts relating to open invoices where trade discounts have been extended to customers. Costs associated with potential returns of products as well as allowable customer markdowns and operational charge backs, net of expected recoveries, are included as a reduction to net sales and are part of the provision for allowances. These provisions result from seasonal negotiations as well as historic deduction trends, net expected recoveries and the evaluation of current market conditions. Principally, the Company's historical estimates of these costs have not differed materially from actual results.

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

      At June 30, 2004 and December 31, 2003, the carrying amounts of the Company's revolving credit borrowings and term loans approximated fair value. Effective January 1, 2003, the Company's revolving credit borrowings under its Credit Agreement bear interest at the prime rate plus one and one-quarter percent (5.5% at June 30, 2004). As of June 30, 2004, a hypothetical immediate 10% adverse change in prime interest rates (from 4.25% to 4.675%) relating to the Company's revolving credit borrowings would have a $0.1 million unfavorable impact on the Company's earnings and cash flows over a one-year period.

Item 4. Controls and Procedures

      The Company's management with the participation of Daniel H. Levy, the Chief Executive Officer and Maureen d Schimmenti, the Chief Financial Officer of the Company has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation the Company's Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be included in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended. Such evaluation did not identify any change in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                                              Donnkenny, Inc.
                                              Registrant


Date: August 13, 2004                         /s/ Daniel H. Levy
                                              ----------------------------------
                                              Daniel H. Levy
                                              Chairman of the Board,
                                              Chief Executive Officer


Date: August 13, 2004                         /s/ Maureen d. Schimmenti
                                              ----------------------------------
                                              Maureen d. Schimmenti
                                              Vice President
                                              and Chief Financial Officer,
                                              (Principal Financial Officer)