Form 10-Q
period 2004-09-30
DONNKENNY INC
filed 2004-11-15
CIK 29693

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

          |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004
                                               ------------------

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes |_| No |X|.

      Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

      Common Stock $0.01 par value                         4,367,417
      ----------------------------            ----------------------------------
               (Class)                        (Outstanding at November 11, 2004)

                         DONNKENNY, INC AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (FORM 10-Q)

PART I - FINANCIAL INFORMATION                                                             Page
                                                                                           ----
Item 1.    Consolidated financial statements:

           Balance sheets as of September 30, 2004 (unaudited)
           and December 31, 2003..............................................................1

           Statements of operations for the three and nine months ended
           September 30, 2004 and 2003 (unaudited)............................................2

           Statements of cash flows for the nine months ended
           September 30, 2004 and 2003 (unaudited)............................................3

           Notes to Consolidated Financial Statements (unaudited)...........................4-9

Item 2.    Management's Discussion and Analysis of Financial Condition and Results
           Of Operations..................................................................10-16

Item 3.    Quantitative and Qualitative Disclosures about Market Risk........................17

Item 4.    Controls and Procedures...........................................................18

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.................................................................19

Item 6.    Exhibits and Reports on Form 8-K..................................................19

              Signatures.....................................................................20

              Certifications..............................................................21-24

                        DONNKENNY, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                      (in thousands, except per share data)

                                                     September 30,  December 31,
                                                         2004          2003
                                                     -------------  ------------
ASSETS                                                (Unaudited)
CURRENT ASSETS
  Cash .............................................   $    375      $     64
  Accounts receivable, net of allowance for doubtful
  accounts of $5 and $933, in 2004 and 2003
  respectively .....................................        293         1,287
  Due from factor, net .............................     17,239        20,730
  Inventories, net .................................     19,490        20,128
  Prepaid expenses and other current assets ........      1,735         1,256
  Assets held for sale .............................        240           270
                                                       --------      --------
  Total current assets .............................     39,372        43,735
PROPERTY, PLANT AND EQUIPMENT, NET .................      3,667         3,631
OTHER ASSETS .......................................        336           366
GOODWILL ...........................................      1,641         1,641
OTHER INTANGIBLE ASSETS ............................        654         1,332
                                                       --------      --------

TOTAL ..............................................   $ 45,670      $ 50,705
                                                       ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
  Current portion of long-term debt ................   $ 40,121      $    353
  Accounts payable .................................      8,369         7,713
  Accrued expenses and other current liabilities ...      1,356         1,908
                                                       --------      --------
    Total current liabilities ......................     49,846         9,974
LONG-TERM DEBT .....................................        408        35,707

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY):
  Preferred stock $.01 par value; authorized 500
  shares, issued none ..............................         --            --
  Common stock, $.01 par value; authorized 10,000
  shares, issued and outstanding 4,367 shares
  in 2004 and 2003 .................................         44            44
  Additional paid-in capital .......................     50,449        50,449
  Accumulated deficit ..............................    (55,077)      (45,469)
                                                       --------      --------
  Total Stockholders' (Deficiency) Equity ..........     (4,584)        5,024
                                                       --------      --------

TOTAL ..............................................   $ 45,670      $ 50,705
                                                       ========      ========

          See accompanying notes to consolidated financial statements.

                        DONNKENNY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                 (in thousands, except share and per share data)
                                   (unaudited)

                                                               Three Months Ended                      Nine Months Ended
                                                      --------------------------------------  --------------------------------------
                                                      September 30, 2004  September 30, 2003  September 30, 2004  September 30, 2003
                                                      ------------------  ------------------  ------------------  ------------------

NET SALES ..........................................      $    22,561         $    23,436         $    61,410         $    60,235
COST OF SALES ......................................           20,867              18,276              52,806              45,472
                                                          -----------         -----------         -----------         -----------
     Gross profit ..................................            1,694               5,160               8,604              14,763

OPERATING EXPENSES:
    Selling, general and administrative expenses ...            5,648               5,081              16,112              15,542
    Amortization and impairment of  intangibles ....              494                  32                 678                  32
                                                          -----------         -----------         -----------         -----------

        Operating (loss) income ....................           (4,448)                 47              (8,186)               (811)

INTEREST EXPENSE ...................................              559                 406               1,553               1,018
                                                          -----------         -----------         -----------         -----------
    Loss before provision for income taxes (benefit)           (5,007)               (359)             (9,739)             (1,829)

INCOME TAXES PROVISION (BENEFIT) ...................               18                  27                (131)                 58
                                                          -----------         -----------         -----------         -----------
      NET LOSS .....................................      $    (5,025)        $      (386)        $    (9,608)        $    (1,887)
                                                          ===========         ===========         ===========         ===========

Basic loss per common share: .......................      $     (1.15)        $     (0.09)        $     (2.20)        $     (0.43)
                                                          ===========         ===========         ===========         ===========

Diluted loss per common share: .....................      $     (1.15)        $     (0.09)        $     (2.20)        $     (0.43)
                                                          ===========         ===========         ===========         ===========

Shares used in the calculation of loss per share:
    Basic ..........................................        4,367,417           4,367,417           4,367,417           4,367,417
                                                          ===========         ===========         ===========         ===========
    Diluted ........................................        4,367,417           4,367,417           4,367,417           4,367,417
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

                        DONNKENNY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                        Nine Months Ended
                                                                   ----------------------------
                                                                   September 30,  September 30,
                                                                       2004           2003
                                                                   -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .......................................................     $ (9,608)      $ (1,887)
Adjustments to reconcile net loss to net cash
  used in operating activities:

  Depreciation and amortization of property, plant and equipment          797          1,051
  Loss on disposal of fixed assets .............................           --             16
  Amortization and impairment of intangibles ...................          678             32
  Bad debt (recovery) expense ..................................         (928)             5
Changes in assets and liabilities:
  Decrease (increase) in accounts receivable ...................        1,922           (164)
  Decrease in amount due from factor ...........................        3,491          2,885
  Decrease in recoverable income taxes .........................           --            203
  Decrease (increase) in inventories ...........................          638         (1,773)
  Increase in prepaid expenses and other current assets ........         (479)          (640)
  Decrease (increase) in other non-current assets ..............           30           (135)
  Increase (decrease) in accounts payable ......................          656         (3,594)
  Decrease in accrued expenses and other current liabilities ...         (552)          (238)
                                                                     --------       --------
    Net cash used in operating activities ......................       (3,355)        (4,239)
                                                                     --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment ....................         (803)          (189)
  Proceeds from sale of property, plant and equipment ..........           --             80
  License acquisition cost .....................................           --           (512)
                                                                     --------       --------
    Net cash used in investing activities ......................         (803)          (621)
                                                                     --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt ..................................         (395)          (253)
  Borrowings under revolving credit line .......................       71,352         68,323
  Repayments under revolving credit line .......................      (66,488)       (63,214)
                                                                     --------       --------
    Net cash provided by financing activities ..................        4,469          4,856
                                                                     --------       --------

NET INCREASE (DECREASE) IN CASH ................................          311             (4)
CASH, AT BEGINNING OF PERIOD ...................................           64             66
                                                                     --------       --------

CASH, AT END OF PERIOD .........................................     $    375       $     62
                                                                     ========       ========

SUPPLEMENTAL DISCLOSURES

Income taxes paid ..............................................     $      6       $     16
                                                                     ========       ========
Interest paid ..................................................     $  1,551       $    999
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

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. At September 30, 2004 the Company has working capital and stockholders' deficiencies of $10.5 million and $4.6 million, respectively. For the nine months ended September 30, 2004 the Company had a net loss of $9.6 million. The Company's ability to continue as a going concern is dependent upon ongoing financial support from its Lender. Without the continued support of its Lender to fund its operations for the balance of the year and the future, the Company would be without adequate working capital and funding, which would have a material adverse effect on the Company's ability to operate. The Company is preparing its 2005 fiscal plan to present to its Lender and management will continue to reorganize the business and streamline operations, as well as monitor overhead and administrative expenses (See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation). The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 2 - STOCK BASED COMPENSATION

      The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income as all options granted under those plans had exercise prices equal to or greater than the market value of the Common Stock on the dates of grant. The following table details the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Statement ("SFAS") No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, to stock-based employee compensation.

                                               Three Months Ended               Nine Months Ended
                                               ------------------               -----------------
                                         September 30,    September 30,    September 30,    September 30,
                                             2004             2003             2004             2003
                                         -------------    -------------    -------------    -------------
                                                       (in thousands except per share data)
Net loss, as reported                     $  (5,025)       $    (386)       $  (9,608)       $  (1,887)

Deduct: Total stock-based employee
   Compensation expense determined
   under fair value based method                105               34              108               78
                                          ---------        ---------        ---------        ---------

Pro-forma net loss                        $  (5,130)       $    (420)       $  (9,716)       $  (1,965)
                                          =========        =========        =========        =========

Loss per share:
     Basic - as reported                  $   (1.15)       $   (0.09)       $   (2.20)       $   (0.43)
                                          =========        =========        =========        =========
     Basic - pro-forma                    $   (1.17)       $   (0.10)       $   (2.22)       $   (0.45)
                                          =========        =========        =========        =========
     Diluted - as reported                $   (1.15)       $   (0.09)       $   (2.20)       $   (0.43)
                                          =========        =========        =========        =========
     Diluted - pro-forma                  $   (1.17)       $   (0.10)       $   (2.22)       $   (0.45)
                                          =========        =========        =========        =========

Information regarding the Company's stock option plan is summarized below:

                                          September 30, 2004             September 30, 2003
                                       -------------------------    ---------------------------
                                                     Weighted-                     Weighted-
                                                      Average                       Average
                                        Options   Exercise Price     Options     Exercise Price
                                        -------   --------------     -------     --------------
Outstanding at beginning of the
period ........................         389,687        $2.21         234,552         $6.95
Granted .......................              --           --          11,250          0.84
Exercised .....................              --           --              --            --
Cancelled .....................              --           --         (85,776)         9.50
                                       --------        -----        --------         -----
Outstanding at end of period ..         389,687        $2.21         160,026         $5.16
                                       ========        =====        ========         =====
Exercisable at end of period ..         135,525        $4.74         131,026         $6.12
                                       ========        =====        ========         =====
Available for grant at period
end ...........................          85,488                      315,149
                                       ========                     ========

The options outstanding at September 30, 2004 range in exercise price as follows:

                                                OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
                           ------------------------------------------------------------------------------------------------------
                                                  Weighted-Average
Range of Exercise          Outstanding as of   Remaining Contractual   Weighted-Average    Exercisable as of     Weighted-Average
      Prices                   09/30/2004              Life             Exercise Price        09/30/2004          Exercise Price
      ------                   ----------              ----             --------------        ----------          --------------
 $0.00 - $7.23                  368,412                 8.5                 $ 1.09              114,250              $ 1.49
 $7.23 - $14.45                   4,375                 3.8                 $11.29                4,375              $11.29
$14.45 - $28.90                  13,125                 2.8                 $16.61               13,125              $16.61
$28.90 - $43.35                   1,750                 0.6                 $33.25                1,750              $33.25
$43.35 - $72.25                   2,025                 1.6                 $72.25                2,025              $72.25
                                -------                 ---                 ------              -------              ------

                                389,687                 8.2                 $ 2.21              135,525              $ 4.74
                                =======                 ===                 ======              =======              ======

NOTE 3 - LOSS PER SHARE

The basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share, if applicable, would be computed by dividing the net income attributable to common stockholders by the weighted average number of common and common equivalent shares outstanding during the period.

For the three and nine months ended September 30, 2004, the effect of options to purchase 31,770 and 134,610 shares, respectively, of the Company's common stock at less than market value was not considered for the diluted earnings per share calculation as their effect would be antidilutive. For the three and nine months ended September 30, 2003, the effect of the options to purchase 11,065 and 26,208 shares, respectively, of the Company's common stock at less than market value was not considered for the diluted earnings per share calculation as their effect would be antidilutive.

NOTE 4 - INVENTORIES

Inventories consist of the following:

                                             September  30,         December 31,
                                                 2004                  2003
                                                 ----                  ----
                                                       (In thousands)

Raw materials ......................           $  5,240              $  3,317
Work-in-process ....................              1,086                 2,189
Finished goods .....................             14,147                15,873
Reserves ...........................               (983)               (1,251)
                                               --------              --------
                                               $ 19,490              $ 20,128
                                               ========              ========

      Inventories at September 30, 2003 were $17.7 million consisting primarily of finished goods.

NOTE 5 - DEBT

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

      Effective June 30, 2003, the Company through an Amendment and Waiver Agreement dated August 11, 2003, extended the Credit Agreement to June 30, 2007. This Amendment provided the Company with a $65 million facility; the sub-limits remained the same as in the original Credit Agreement. The interest rate on the revolving credit borrowings is the current prime rate plus one and one-quarter percent (6.00% at September 30, 2004).

      As previously reported, on December 31, 2003 and June 30, 2004, the Company was not in compliance with the financial covenants contained in the Credit Agreement. In each instance, the Lender has waived these events of non compliance.

      As of September 30, 2004, the Company was not in compliance with the quarterly financial covenants. Through an Amendment and Waiver Agreement dated October 1, 2004, the Lender agreed to waive the Company's non-compliance with its September 30, 2004 quarterly financial covenants. This Amendment and Waiver Agreement amended the financial covenants to provide that these covenants will be evaluated by the Lender monthly rather than quarterly beginning October 31, 2004. For the month ended October 31, 2004, the Company continued not to be in compliance with the Credit Agreement financial covenants. The Lender has waived this non-compliance.

      The Company does not expect to be in compliance with its financial covenants for the balance of 2004. Accordingly, the Company has recorded its obligation to the Lender as a current liability at September 30, 2004.

      The Company also has a factoring agreement with CIT Group/Commercial Services. The factoring agreement provides for a factoring commission equal to ..35% of gross sales, plus certain customary charges. The factoring agreement renews annually in June each year unless either party to the agreement gives appropriate notice of non-renewal.

      In connection with the acquisition of Robyn Meredith (see Note 8 to the Consolidated Financial Statements), a note payable of $1.1 million was issued. This note is payable in monthly installments of $33,333 including imputed interest at an interest rate of 5.25%. The final payment will be due October 2006.

      At September 30, 2004 and December 31, 2003, the Company was contingently liable for outstanding letters of credit issued amounting to $2.8 million and $6.6 million, respectively.

NOTE 6 - GOODWILL AND INTANGIBLE ASSETS

Goodwill and Other Intangible Assets consisted of the following at September 30, 2004 and December 31, 2003:

                                                            (In Thousands)
                                                      Sept. 30,         Dec. 31,
                                                        2004              2003
                                                        ----              ----

      Goodwill                                         $ 1,641          $ 1,641

      Covenant not to Compete                               50               50

      License agreements                                   821            1,333

      Accumulated amortization                            (217)             (51)
                                                       -------          -------
                                                       $ 2,295          $ 2,973
                                                       =======          =======

      The goodwill which represented the excess purchase price over the fair value of the net assets acquired and the covenant not to compete are attributable to the acquisition of Robyn Meredith (see Note 8 to the Consolidated Financial Statements). The covenant not to compete is being amortized over the contract life of four years.

      License Agreements of $0.8 million are attributable to the Pierre Cardin license acquired which was classified as an intangible asset with an indefinite life on the Company's December 31, 2003 Consolidated Balance Sheet because the Company held the license in perpetuity. On February 12, 2004, the Company signed a new Pierre Cardin license to provide for a term of three years in exchange for reduced future minimum payments. Beginning in 2004, this license is being amortized over three years. During the third quarter of 2004, the Company wrote off the remaining intangible asset costs of $0.4 million attributable to the acquisition of certain Bill Blass(R) Licenses due to its decision to discontinue the Coat division.

NOTE 7 - CONTINGENCIES

The Company is a party to legal proceedings arising in the ordinary course of its business. Management believes that the ultimate resolution of these proceedings will not, in the aggregate, have a material adverse effect on the financial condition, results of operations, liquidity or business of the Company.

NOTE 8 - ROBYN MEREDITH ACQUISITION

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

                                                               Three and Nine Month Financial Information

                                                                  (in thousands except per share data)
                                                                               (unaudited)

                                                           Three Months Ended               Nine Months Ended
                                                           ------------------               -----------------
                                                         Actual         Pro-Forma        Actual          Pro-Forma
                                                      September 30,   September 30,   September 30,    September 30,
                                                          2004            2003            2004             2003
                                                          ----            ----            ----             ----
Net sales                                              $   22,561      $   30,580      $   61,410      $    82,485

Net loss                                               $   (5,025)     $   (1,176)     $   (9,608)     $    (2,659)
                                                       ==========      ==========      ==========      ===========

Basic net loss per common share                        $    (1.15)     $    (0.27)     $    (2.20)     $     (0.61)
                                                       ==========      ==========      ==========      ===========
Diluted net loss per common share                      $    (1.15)     $    (0.27)     $    (2.20)     $     (0.61)
                                                       ==========      ==========      ==========      ===========
Shares used in the calculation of loss per share:
     Basic                                              4,367,417       4,367,417       4,367,417        4,367,417
                                                       ==========      ==========      ==========      ===========
     Diluted                                            4,367,417       4,367,417       4,367,417        4,367,417
                                                       ==========      ==========      ==========      ===========

                        DONNKENNY, INC. AND SUBSIDIARIES
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Introductory Overview

      The Company is engaged in the women's apparel business. The Company's business consists of importing and marketing women's apparel to its customers who in turn sell the Company's products to the ultimate retail consumers. As is explained in more detail below, the Company's cash and liquidity requirements for the daily operation of its business are provided through a Credit Agreement ("the Credit Agreement") with CIT Group/Commercial Services ("the Lender"), consisting of a revolving credit facility and letters of credit.

      As previously reported, as of September 30, 2004 and again as at October 29, 2004, the Company was not in compliance with its financial covenants contained in the Credit Agreement. The Lender has waived the Company's non-compliance through Amendment and Waiver Agreements which, in addition to waiving non-compliance with covenants, provide that these covenants will be evaluated by the Lender monthly rather than quarterly which had been the practice prior to October 1, 2004.

      The Company is wholly dependant upon its Lender to approve the Company's request for continued credit for the operation of its business. Absent continued support by its Lender, the Company will be left with inadequate working capital and funding, which would have a material adverse effect on the Company's ability to operate.

      The business of the Company is highly competitive. The Company's products consist of its in-house brand names ("In-House Branded Products") as well as those produced under a licensing arrangement for the use of Trademarks ("Licensed Products"). In addition to selling its In-House Branded and Licensed Products to its customers, the Company develops specific products ("Private Label Products") for some of its larger accounts, such as mass merchandisers and national chains. The Company is currently in the process of discontinuing its In-House Branded business.

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

      The Company's women's apparel business provides product for department stores, specialty stores, regional chains, discounters and warehouse clubs. Most of the Company's products are marketed for four selling seasons a year. To be competitive, the Company is required to create a substantially new line of products for each selling season. In addition, the Company makes presentations throughout the year to Private Label accounts, depending upon the size and number or orders that the Company receives each time it presents its products to its customers.

      In this climate, the Company must constantly change its product mix to sell to its customers. This requires the Company not only to design products which it anticipates will have commercial appeal, but also to develop, acquire and sometimes discontinue the use of Products.

      In 2003, the Company discontinued the marketing of products under the Rebecca Jones Label and commenced a long-term strategy of being a Private Label and Licensed Product business to expand its avenues of distribution. In furtherance of this decision, the Company is in the process of discontinuing its Victoria Jones and Casey & Max labels. The Company acquired the use of Z. Cavaricci(R), Nicole Miller(R) and Bill Blass(R) Trademarks for certain products. The Company intends to discontinue the use of the Z. Cavaricci(R) and Bill Blass(R) Trademarks. On October 1, 2003, the Company acquired its Robyn Meredith Division, which primarily sells Private Label Product. On April 14, 2004, the Company entered into a licensing agreement to manufacture sportswear under the Nicole Miller(R) label. The Company intends to begin shipments of sportswear under this Label with the Spring 2005 season.

      Sales under the Bill Blass(R) Trademarks and Robyn Meredith Division began in the second half of 2003. Sales under the Z. Cavaricci(R) Trademark began in the first quarter of 2004. Sales for products under the Nicole Miller(R) trademarks for suits will begin in 2005. In the three months ended September 30, 2004, the Company's net sales were $22.6 million of which 26% was Licensed Product, 27% was In-House Branded Product and the balance was Private Label Product. Net Sales for the third quarter of 2003 were $23.4 million, of which 27% was Licensed Product, 50% was In-House Branded Product and the balance was Private Label Product. The $0.8 million net sales decrease was attributable to a $0.4 million decrease in Licensed Products, due to the loss of a major customer and an inability to substitute the business with other customers, and a decrease in the In-House Branded Products of $5.8, partially offset by a $5.4 million increase in the sales of the Company's Private Label Products due to the acquisition of the Robyn Meredith business in 2003 and an increased demand for the Company's Private Label Products. Sales of coats by the Company's Coat division for the nine months ended September 30, 2004, amounted to $2.1 million. These sales did not contribute to the Company's gross margin. The Company has decided to discontinue the operations of this division.

      In 2004, the Company's prior decision to become a Private Label and Licensed product maker of Ladies Sportswear, coupled with its decision to discontinue its In-House Brands, has caused a decrease in sales and a deterioration of its gross margin in 2004. The Company does not expect that this transformation will be complete until 2005, with the full effect to be reflected in the second half of 2005. The Company expects that the balance of 2004 may continue to be negatively effected by this strategic transformation.

Comparison of Nine Months Ended September 30, 2004 and 2003

      Net sales increased by $1.2 million, or 2.0% from $60.2 million in the first nine months of 2003 to $61.4 million in the first nine months of 2004. The increase was primarily due to the Company's Private Label business and the result of the acquisition of the Robyn Meredith business in 2003, partially offset by decreases in the Company's other businesses due to the loss of a major customer and the strategy to discontinue In-House Brands.

      In the nine months ended September 30, 2004, only one customer accounted for more than 10% of the Company's net sales, accounting for 30% of such sales. In the nine months ended September 30, 2003, two customers accounted for more than 10% of the Company's net sales. One accounted for 33% of such sales, the other for 17% of such sales.

      Gross profit for the first nine months of 2004 was $8.6 million, or 14.0% of net sales, compared to $14.8 million, or 24.5% of net sales, during the first nine months of 2003. The decrease in gross profit was due to the loss of a major customer, the strategy to discontinue In-House Brands and the sell off of slow moving inventory, which resulted in lower margins.

      Selling, general and administrative expenses for the first nine months of 2004 and 2003 were $16.1 million and $15.5 million, respectively. Selling, general and administrative expenses in 2004 are net of a bad debt recovery in the second quarter of $0.8 million. In the first nine months the Company incurred expenses in connection with its repositioning strategy, the results of which will not be seen until 2005. During the third quarter of 2004, the Company wrote off the remaining intangible asset costs of $0.4 million attributable to the acquisition of certain Bill Blass(R) Licenses due to its decision to discontinue the Coat division.

      Net interest expense increased from $1.0 million during the first nine months of 2003 to $1.6 million during the first nine months of 2004. The increase was attributable to increases in the prime rate and higher revolving credit borrowings under the credit agreement. In 2003, the Company had lower revolving credit borrowings and received interest from an income tax refund which decreased interest expense for the first quarter.

      In the first quarter of 2004, the Company reversed prior years' tax liabilities of approximately $0.2 million.

Comparison of Quarters Ended September 30, 2004 and 2003

      Net sales decreased by $0.8 million, or 3.4% from $23.4 million in the third quarter of 2003 to $22.6 million in the second quarter of 2004. The decrease was primarily due to the loss of a major customer and an inability to substitute the business with other customers, the strategy to discontinue In-House Brands and the failure of the Coat Division to produce expected sales volumes partially offset by increases in the Company's Private Label business as a result of the acquisition of the Robyn Meredith business.

      Gross profit for the third quarter of 2004 was $1.7 million, or 7.5% of net sales, compared to $5.2 million, or 22.2% of net sales, during the third quarter of 2003. The decrease in gross profit was due to the loss of a major customer, the strategy to discontinue In-House Brands and the sell off of slow moving inventory, which resulted in lower margins.

      Selling, general and administrative expenses for the third quarter of 2004 were $5.6 million compared to $5.1 million in the third quarter of 2003. In the third quarter of 2004, the Company incurred expenses in connection with its repositioning strategy, the results of which will not be seen until 2005. During the third quarter of 2004, the Company wrote off the remaining intangible asset costs of $0.4 million attributable to the acquisition of certain Bill Blass(R) Licenses due to its decision to discontinue the Coat division.

      Net interest expense increased from $0.4 million during the third quarter of 2003 to $0.6 million during the third quarter of 2004. The increase was attributable to increases in the prime rate and higher revolving credit borrowings under the credit agreement.

Liquidity and Capital Resources

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. At September 30, 2004 the Company has working capital and stockholders' deficiencies of $10.5 million and $4.6 million, respectively. For the nine months ended September 30, 2004 the Company had a net loss of $9.6 million. The Company's ability to continue as a going concern is dependent upon ongoing financial support from its Lender. Without the continued support of its Lender to fund its operations for the balance of the year and the future, the Company would be without adequate working capital and funding, which would have a material adverse effect on the Company's ability to operate. The Company is preparing its 2005 fiscal plan to present to its Lender and management will continue to reorganize the business and streamline operations, as well as monitor overhead and administrative expenses. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

      Effective June 30, 2003, the Company through an Amendment and Waiver Agreement dated August 11, 2003, extended the Credit Agreement to June 30, 2007. This Amendment provided the Company with a $65 million facility; the sub-limits remained the same as in the original Credit Agreement. The interest rate on the revolving credit borrowings is the current prime rate plus one and one-quarter percent (6.00% at September 30, 2004).

      As previously reported, on December 31, 2003 and June 30, 2004, the Company was not in compliance with the financial covenants contained in the Credit Agreement. In each instance, the Lender has waived these events of non compliance.

      As of September 30, 2004, the Company was not in compliance with the quarterly financial covenants. Through an Amendment and Waiver Agreement dated October 1, 2004, the Lender agreed to waive the Company's non-compliance with its September 30, 2004 quarterly financial covenants. This Amendment and Waiver Agreement amended the financial covenants to provide that these covenants will be evaluated by the Lender monthly rather than quarterly beginning October 31, 2004. For the month ended October 31, 2004, the Company continued not to be in compliance with the Credit Agreement financial covenants. The Lender has waived this non-compliance.

      The Company does not expect to be in compliance with its financial covenants for the balance of 2004. Accordingly, the Company has recorded its obligation to the Lender as a current liability at September 30, 2004.

      The Company also has a factoring agreement with CIT Group/Commercial Services. The factoring agreement provides for a factoring commission equal to ..35% of gross sales, plus certain customary charges. The factoring agreement renews annually in June each year unless either party to the agreement gives appropriate notice of non-renewal.

Other Matters

      In connection with the acquisition of the Company's Robyn Meredith Division (see Note 8 to the Consolidated Financial Statements), a note payable of $1.1 million was issued. This note is payable in monthly installments of $33,333 including imputed interest at an interest rate of 5.25%. The final payment will be due October 2006.

      At September 30, 2004 and December 31, 2003, the Company was contingently liable for outstanding letters of credit issued amounting to $2.8 million and $6.6 million, respectively.

      During the first nine months of 2004, cash used by operating activities was $3.4 million, principally as the result of the net loss and increases in prepaid expenses and other current assets and decreases in accrued expenses and other current liabilities partially offset by decreases in amount due from factor and accounts receivable. On a comparable basis, net inventories at September 30, 2004 were $0.6 million less than at December 31, 2003. During the first nine months of 2003, cash used in operating activities was $4.2 million, principally as the result of the net loss and decreases in accounts payable and increases in inventory and prepaid expenses and other current assets partially offset by decreases in due from factor.

      Cash used in investing activities during the first nine months of 2004 was $0.8 million, mainly for leasehold improvements at the Company's New York showroom. Cash used in investing activities during the first nine months of 2003 was $0.6 million, mainly for the purchase of fixed assets, principally computer equipment and related software and costs associated with the acquisition of a license.

      Cash provided by financing activities during the first nine months of 2004 was $4.5 million, which represents net borrowings under the revolver of $4.9 million and repayments of $0.4 million on a note payable. Cash provided by financing activities during the nine months of 2003 was $4.9 million, which represents net borrowings under the revolver of $5.1 million and repayments of $0.3 million on the term loan.

Recently Issued Accounting Standards

There were no recently issued accounting standards that the Company believes will have a material effect on its financial position, its results of operations or its cash flows.

Contractual Commitments and Contingent Liabilities

The following table summarizes the Company's contractual commitments at September 30, 2004:

Contractual Obligations              Payments due   Less than      1-3 years      3-5 years      More than
(In Thousands)                       by period      1 year                                       5 years
                                     Total
Long Term debt                       $40,529        $40,121        $   408             --             --
Operating Leases                     $ 7,937        $ 2,972        $ 3,670        $ 1,295             --
Guaranteed Minimum  Royalties        $10,668        $ 2,890        $ 6,524        $ 1,116        $   138
Letters of Credit                    $ 2,757        $ 2,757             --             --             --
                                     -------        -------        -------        -------        -------

Total                                $61,891        $48,740        $10,602        $ 2,411        $   138

The Company has not provided any financial guarantees as of September 30, 2004.

Included in the above are those guaranteed minimum royalties associated with the Coat Division. The Company is discontinuing its Coat Division and the related licenses and does not expect that the guaranteed minimum royalties of approximately $1.9 million will have to be paid.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

      Interest Rate Risk - The Company is subject to market risk from exposure to changes in interest rates based primarily on its financing activities. The market risk inherent in the financial instruments represents the potential loss in earnings or cash flows arising from adverse changes in interest rates. These debt obligations with interest rates tied to the prime rate are described in "Liquidity and Capital Resources", as well as Note 5 of the Notes to the Consolidated Financial Statements. The Company manages these exposures through regular operating and financing activities. The Company has not entered into any derivative financial instruments for hedging or other purposes. The following quantitative disclosures are based on the prevailing prime rate. These quantitative disclosures do not represent the maximum possible loss or any expected loss that may occur, since actual results may differ from these estimates.

      At September 30, 2004 and December 31, 2003, the carrying amounts of the Company's revolving credit borrowings and term loans approximated fair value. Effective January 1, 2003, the Company's revolving credit borrowings under its Credit Agreement bear interest at the prime rate plus one and one-quarter percent (6.0% at September 30, 2004). As of September 30, 2004, a hypothetical immediate 10% adverse change in prime interest rates (from 4.75% to 5.23%) relating to the Company's revolving credit borrowings would have a $0.2 million unfavorable impact on the Company's earnings and cash flows over a one-year period.

Item 4. Controls and Procedures

      The Company's management with the participation of Daniel H. Levy, the Chief Executive Officer and Maureen d Schimmenti, the Chief Financial Officer of the Company has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation the Company's Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be included in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended. Such evaluation did not identify any change in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                                                Donnkenny, Inc.
                                                Registrant


Date: November 15, 2004                         /s/ Daniel H. Levy
                                                --------------------------------
                                                Daniel H. Levy
                                                Chairman of the Board,
                                                Chief Executive Officer


Date: November 15, 2004.                        /s/ Maureen d. Schimmenti
                                                --------------------------------
                                                Maureen d. Schimmenti
                                                Vice President
                                                and Chief Financial Officer,
                                                (Principal Financial Officer)